Form 10KSB
period 2000-03-31
WOM INC
filed 2000-06-29
CIK 1101595

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended March 31,2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 000-28789
                                    WOM, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

                New York                                       14-1818862
---------------------------                              -----------------------
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                       Identification Number)

1151 Flatbush Road
Kingston, New York                                                12401
---------------------------------------                           --------
(Address of principal executive offices)                          Zip Code

Issuer's telephone number, including area code: (914) 336-7700

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        X  Yes                   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year is $0.00

As of June 28, 2000, 135,886 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the issuer is not determinable because the shares are not traded on any exchange or automated quotation system.

Item 1.   Business

         Capitalized terms used without being defined in the items set forth below shall have the meanings ascribed to such terms by the "Glossary" which appears immediately following the financial statements included in this report.

Summary - Non Operating Company

         We do not have any business activities, do not intend to engage in any business activities and accordingly we do not expect to have any future revenues or profits. Our principal assets consist of our interests in the Bansbach Litigation. Because we are not engaged in any business activity, these assets are our only possible source of revenues. These assets will not generate any revenues to us unless there is a settlement or final judgment in favor of the plaintiff in the Bansbach Litigation. Because the Bansbach Litigation is a shareholder derivative action brought on behalf of Old Besicorp and as a result of the Prior Contribution Agreement and the Contribution Agreement, Old Besicorp's assets relating to the Bansbach Litigation -- including the right to any settlement or judgment -- have been assigned to WOM, all other proceeds of the settlement or judgment will be delivered to WOM, not Mr. Bansbach.

         On account of our very limited activities, we have no full-time employees and no offices. We are not compensating our officers and directors, each of whom is also an officer or director of Besicorp, for the services they render on our behalf. Besicorp agreed in the Contribution Agreement to provide us with the services of its employees and to allow us to use its offices free of charge to the extent that we determine they are reasonably necessary and for so long as we shall seek such services and the use of such offices. We have no suppliers, no customers, and, except for our interest in the Bansbach Litigation, we are not parties to any litigation. We have no foreign operations and our activities are not subject to any U.S., state, foreign or local laws or regulations (other than those generally applicable to public corporations).

Background of WOM and the Bansbach Litigation

         WOM was organized in December 1999 to acquire Besicorp's interests in the Bansbach Litigation; it was desired that WOM acquire these interests so that Besicorp could comply with the intent of the Prior Merger Order. The Prior Merger Order required Old Besicorp to assign to Besicorp the interests of Old Besicorp in the Bansbach Litigation and the Lichtenberg Litigation so that the Bansbach Litigation and the Lichtenberg Litigation could be maintained following the Prior Merger. Besicorp organized WOM and assigned to WOM, pursuant to the Contribution Agreement, the interest in the Bansbach Litigation that Old Besicorp had assigned to Besicorp pursuant to the Prior Merger Order so that the Bansbach Litigation may be maintained after the Merger. If Besicorp had not effected the Spin- Off, consummation of the Merger would have caused the plaintiff in the Bansbach Litigation to lose his status as a shareholder of Besicorp, and therefore would have caused him to lose his right to prosecute the Bansbach Litigation. The Lichtenberg Litigation was not assigned to us because the complaint in the Lichtenberg Litigation had been dismissed.

         The Bansbach Litigation is a shareholder derivative action that was commenced in August 1997 by John Bansbach who was seeking to recover certain legal fees and expenses paid by Old Besicorp to or on behalf of certain officers and directors of Old Besicorp in connection with the Proceeding. The Proceeding is an action that was brought in the United States District Court for the Southern District of New York in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. In connection with the Proceeding, in June 1997, Old Besicorp and Michael F. Zinn (then the Chairman of the Board, President and Chief Executive Officer of Old Besicorp and currently the

Chairman of the Board,  President  and Chief  Executive  Officer of Besicorp and
WOM), each entered a guilty plea pursuant to a plea bargain to one count of causing a false statement to be made to the Federal Election Commission and one count of filing a false tax return. As a result of such pleas, Old Besicorp was fined $36,400, and Mr. Zinn was fined $36,673 and sentenced to a six-month term of incarceration (which commenced in November 1997 and has been completed), and a two-year term (which commenced in May 1998 and was terminated before the scheduled end of the term) of supervised release thereafter.

         Old Besicorp paid certain legal expenses incurred by certain officers and directors in connection with the Proceeding. The amounts paid by Old Besicorp on behalf of Michael F. Zinn in connection with the Proceeding was approximately $339,000. Old Besicorp also reimbursed him for the legal fees and expenses (approximately $39,000) which had been incurred by third parties in connection with the Proceeding and which had been paid by him. In addition, Old Besicorp paid additional legal fees and disbursements of approximately $743,000 incurred in connection with the Proceeding by Old Besicorp, certain directors, officers, and employees and their spouses who were defendants or actual or potential witnesses in this matter.

         In August 1997, after Old Besicorp and Mr. Zinn had entered their pleas, Mr. Bansbach commenced the Bansbach Litigation. Old Besicorp was named as a nominal defendant in this shareholder derivative action and the other named defendants either were officers and/or directors of Old Besicorp at the time of the alleged acts (or omissions) for which the plaintiff seeks relief or became officers and/or directors of Old Besicorp afterwards. The plaintiff sought to hold the defendants other than Old Besicorp liable to Old Besicorp for:

                  o all sums advanced to or on behalf of Michael F. Zinn in connection with his defense of the Proceeding;

                  o all sums advanced to or on behalf of Michael Daley, who at the time was the Vice- President, Chief Financial Officer and Corporate Secretary of Old Besicorp and was subpoenaed for information in connection with the Proceeding;

                  o all legal expenses, costs and fines incurred by Old Besicorp itself in connection with the Proceeding;

                  o all harm to Old Besicorp's reputation and goodwill resulting from the Proceeding;

                  o        punitive damages; and

                  o        plaintiff's attorneys' fees, costs and expenses.

         If Bansbach ultimately prevails on all of his claims, the Bansbach Litigation could result in the recovery of approximately $1 million, excluding interest and punitive damages, if any.

         The trial court dismissed the action, stating that the plaintiff had failed to make the requisite pre-suit demand upon the Old Besicorp Board and had failed to demonstrate that such a demand would be futile. The plaintiff appealed this decision. On February 4, 1999, the Appellate Division reversed the trial court's dismissal and reinstated the action finding that the bare allegations of the complaint sufficiently alleged that a pre-suit demand on the Old Besicorp Board would have been futile. The parties to the Bansbach Litigation are currently engaged in the discovery process.

         By this time, Old Besicorp had entered into the Prior Plan of Merger and on March 1, 1999 Old Besicorp distributed proxy materials for a special meeting of its shareholders to adopt the Prior Plan of Merger. The meeting was scheduled for March 19, 1999, and it was contemplated that if the Prior Plan of Merger was approved by Old Besicorp shareholders the Prior Merger would occur shortly afterwards. Effectuation of the Prior Merger would adversely affect the Bansbach Litigation and the Lichtenberg Litigation.

         On March 5, 1999, James Lichtenberg and Mr. Bansbach commenced the March Litigation by filing the March Complaint in the United States District Court for the Southern District of New York.
The March Complaint alleged that:

                  o the proxy statement sent to Old Besicorp's shareholders in connection with the meeting of Old Besicorp's shareholders to adopt the Prior Plan of Merger was materially misleading because it failed to adequately disclose all available material information regarding the effect of the Prior Merger on the Derivative Litigation, i.e., the Bansbach Litigation and the Lichtenberg Litigation;

                  o the Prior Merger was intentionally structured to accomplish the termination of the Derivative Litigation; and

                 o Old Besicorp and its directors breached their fiduciary duty by (a) intentionally structuring the Prior Merger so as to cause the termination of the Derivative Litigation, (b) failing to retain independent counsel to act on behalf of Old Besicorp's minority shareholders, (c) failing to retain an independent investment banker to opine on the fairness of the Prior Merger to Old Besicorp's minority shareholders, (d) failing to form an independent committee to ensure that the Prior Merger was fair to and in the best interests of Old Besicorp's minority shareholders, and (e) providing for a $1 million bonus to Mr. Zinn and a $500,000 bonus to Mr. Daley, which the March Complaint deemed to be excessive and/or unwarranted compensation.

         The March Complaint asserted four claims for relief: (i) a claim against Old Besicorp and the March Director Defendants under section 14(a) of, and Rule 14a-9 promulgated pursuant to, the Exchange Act; (ii) a claim against the March Director Defendants under section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); (iii) a claim against the March Director Defendants for breach of fiduciary duty; and (iv) a claim against BGI Parent and BGI Acquisition for aiding and abetting the alleged breach of fiduciary duty. The March Complaint sought unspecified money damages and:

                  o injunctive relief directing full disclosure of the financial impact on Old Besicorp's shareholders of the termination of the Derivative Litigation;

                  o full disclosure of the alleged intentional structuring of the Prior Merger to cause the termination of the Derivative Litigation;

                  o         an order directing that:

                                    (i)     the Derivative Litigation be
                                            transferred to Besicorp,

                                    (ii)    the   Prior   Merger   Consideration
                                            payable  to Mr.  Zinn and two former
                                            directors and executive  officers of
                                            Old Besicorp, Mr. Enowitz and Steven
                                            I.  Eisenberg,  for their  shares of
                                            Old  Besicorp's  common stock (which
                                            were  subject  to  the   Lichtenberg
                                            Litigation) be held in escrow, and

                                    (iii)   certain  amounts  at  issue  in  the
                                            Bansbach   Litigation   be  held  in
                                            escrow pending final adjudication of
                                            the respective actions.


         On March 18, 1999, the District Court entered the Prior Merger Order which principally required Old Besicorp to assign the contingent assets and/or liabilities comprising Old Besicorp's interests in the Derivative Litigation to Besicorp before the Prior Merger. The Prior Contribution Agreement effected Old Besicorp's assignment of the contingent assets and/or liabilities comprising Old Besicorp's interests in the Derivative Litigation to Besicorp.

         Besicorp filed a motion for reconsideration of the Prior Merger Order and the District Court in June 1999 denied Besicorp's motion for reconsideration of the Prior Merger Order. Besicorp appealed the Prior Merger Order and the denial of reconsideration to the United States Court of Appeals for the Second Circuit. Messrs. Lichtenberg and Bansbach moved to dismiss the appeal, in part or in whole, based on non-substantive issues concerning the timeliness of the appeal with respect to the Prior Merger Order and the June 1999 order denying reconsideration of the Prior Merger Order. On February 17, 2000, the Second Circuit issued a decision consisting of a majority opinion and a dissenting opinion. The majority opinion granted the motion to dismiss the appeal as to the Prior Merger Order but not as to the June 1999 order. The dissenting opinion found that the appeal was timely as to the Prior Merger Order. Besicorp has moved for a rehearing en banc of the decision granting, in part, the motion to dismiss the appeal.

Certain Effects of the Transfer of Bansbach Litigation to WOM

         Pursuant to the Contribution Agreement, we have been assigned the contingent assets comprising Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. Management believes that these contingent assets generally consist of any recovery to which Old Besicorp would be entitled as a result of the resolution of the Bansbach Litigation. However, we are under no obligation to prosecute the action or to assist the plaintiff, financially or otherwise, in his prosecution of the Bansbach Litigation and we have no intention of providing any assistance to the plaintiff. We do, however, intend to defend ourselves from liability to the extent we deem appropriate.

         Pursuant to the Contribution Agreement, we have also assumed the contingent liabilities comprising Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. Management believes that these contingent liabilities generally consist of any damages for which Old Besicorp would be liable as a result of the resolution of the Bansbach Litigation. Therefore we intend to defend ourself from liability to the extent we deem appropriate. Reimbursements for the costs of defending ourself will be sought from the Escrow Fund. In addition, if we are required to pay damages, we expect to seek the money to pay such damages from the Escrow Fund unless such reimbursement is prohibited; if any of the other defendants in the Bansbach Litigation are required to pay damages we anticipate that we will indemnify them and seek the money for such indemnification from the Escrow Fund to the extent permitted. However, there can be no assurance that such amounts will be available from the Escrow Fund or that WOM will be entitled to receive any such monies from the Escrow Fund.

         Since the Bansbach Litigation is a shareholder derivative action, if damages are paid by us or any other defendant, we should be the recipient. However, monies may be deducted for the fees and expenses of the plaintiff's attorneys. It is likely that if we receive any amounts, these amounts will be distributed to the holders of WOM Common Stock (except to the extent a court otherwise orders) shortly afterward and that WOM will then be liquidated. In addition, if at any time the Bansbach Litigation is decided in favor of the defendants, or if the Prior Merger Order is reversed, WOM will then be liquidated.

The Contribution Agreement

         Pursuant to the Contribution Agreement, Besicorp transferred to WOM the interests in the Bansbach Litigation it had received from Old Besicorp as a result of the Prior Merger Order; however, WOM is required to return such interests if a Prior Merger Order Reversal occurs. As a result of the Contribution, WOM - not Besicorp - will be entitled to any proceeds if there is a judgment or settlement in favor of the plaintiff; and WOM - not Besicorp - will be liable for any damages for which the subject corporation is liable. See " - Certain Effects of the Transfer of the Bansbach Litigation to WOM."

         In addition, pursuant to the Contribution Agreement Besicorp caused the Escrow Agreement to be amended (i) to permit us to receive up to $35,000 annually from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) to provide that the costs of the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off.

         Also, pursuant to the Contribution Agreement, Besicorp agreed to provide us free of charge with the services of Besicorp's employees and the use of its offices to the extent that we determine they are reasonably necessary and for so long as we shall seek such services and the use of such offices.

         We may also be affected, directly or indirectly, by the Indemnification Agreement and the Escrow Agreement, inasmuch as the implementation of these agreements may determine the amount available from the Escrow Fund to pay WOM Costs and the ability of WOM to fund the payment of these costs. Set forth below is a summary of the material provisions of these agreements.

The Indemnification Agreement

         The Indemnification Agreement that was entered into at the time of the Prior Merger provides that Besicorp will generally indemnify the Purchaser Indemnitees against and from all damages sustained or incurred by any Purchaser Indemnitee as a result of, or arising out of, by virtue of, or in connection with:

                  o any inaccuracy in or breach of any representation and warranty made by Old Besicorp in the Prior Plan of Merger or in any closing document delivered in connection with the Prior Plan of Merger;

                  o any breach by Old Besicorp of, or failure by Old Besicorp to comply with, any of its covenants or obligations under the Prior Plan of Merger or under the Indemnification Agreement;

                  o the existence of any liability or other obligation of Old Besicorp as of March 22, 1999 or arising out of or relating to the Prior Merger or any claim against a Purchaser Indemnitee with respect to any such liability or obligation other than certain permitted liabilities, including, without limitation, liability on account of taxes payable by Old Besicorp or for which Old Besicorp is liable;

                  o the failure of Besicorp to pay and discharge in full when due any of its liabilities, including liability on account of taxes other than such permitted liabilities;

                  o any claims for indemnification by current or former officers, directors, employees, agents or consultants of Old Besicorp;

                  o any third party claim (which includes the Existing Litigation) to the extent it arises out of or relates to any action or inaction of, or the conduct of the business of Old Besicorp on or prior to March 22, 1999 other than such permitted liabilities;

                  o any violation of, or delinquency with respect to, any order or arbitration award or statute, or regulation in effect on or prior to March 22, 1999 or of any agreement of Old Besicorp with, or any license, permit or environmental permit granted to Old Besicorp by any federal, state or local governmental authority to which the properties, assets, personnel or business activities of Old Besicorp are subject (or to which Old Besicorp is subject) as it relates to the properties, assets, personnel or business activities of Old Besicorp;

                  o        certain environmental matters;

                  o certain matters relating to employee pension benefit plans of Old Besicorp;

                  o any federal or state taxes imposed upon Old Besicorp, or for which Old Besicorp is liable, with respect to any taxable period or portion of a taxable period ending on or prior to March 22, 1999 other than a permitted liability;

                  o litigation against Old Besicorp pending or threatened as of March 22, 1999; and

                  o any claims, investigations, proceedings, actions or lawsuits asserted or initiated before or after March 22, 1999 arising out of or in connection with pre-closing occurrences involving Old Besicorp.

         The payment of any damages to which the Purchaser Indemnitees are entitled pursuant to the Indemnification Agreement will first be satisfied from the Escrow Fund, subject to the terms of the Escrow Agreement, until the Escrow Fund has been reduced to zero and thereafter will be satisfied by Besicorp directly. We are not a party to the Indemnification Agreement. However, even though we have no obligations under the Indemnification Agreement and are entitled to no benefits under the Indemnification Agreement, we are affected by the Indemnification Agreement: to the extent that money is released from the Escrow Fund pursuant to the Indemnification Agreement, the amount of money available to us under the Escrow Agreement will be reduced.

Escrow Agreement

         In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. (There is currently approximately $5.5 million in the Escrow Fund.) The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation would continue to covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): to provide, (i) by funding claims for WOM Costs, that we shall be provided from the Escrow Fund with our reasonable expenses (up to $35,000 per annum) in connection with maintaining our existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off. In addition, BGI Parent remains entitled to reimbursement for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation Costs.

         Therefore, reimbursement from the Escrow Fund is available for the following:

                  o BGI Monitoring Costs which are BGI Parent's out-of-pocket expenses (not to exceed $40,000 per year) incurred if it is represented by counsel with respect to:

                                            (i)      the  Besicorp  Assumed
                                                     Matters (which are certain
                                                     litigations  specified  in
                                                     the Indemnification
                                                     Agreement and other matters
                                                     to  be  prosecuted or
                                                     defended  by  Besicorp
                                                     pursuant  to  the
                                                     Indemnification  Agreement)
                                                     and

                                            (ii)     the Bansbach Litigation;

                  o BGI Indemnity Claims which are all claims for indemnity made by BGI Parent pursuant to the Indemnification Agreement, including any claims of BGI Parent with respect to the Besicorp Assumed Matters arising from the failure of Besicorp to diligently prosecute or defend such Besicorp Assumed Matters, BGI Monitoring Costs and any payment of fees and expenses of the payment agent pursuant to the Prior Plan of Merger;

                  o Litigation Costs which are costs and expenses relating to:

                                            (i)      Besicorp Assumed Matters;

                                            (ii)     litigation  arising  out of
                                                     or relating to any such
                                                     Besicorp Assumed Matters;

                                            (iii)    indemnification  of  claims
                                                     against   Old    Besicorp's
                                                     directors    and   officers
                                                     (prior to the Prior Merger)
                                                     for    actions   in   their
                                                     official capacity preceding
                                                     the   date  of  the   Prior
                                                     Merger; and

                                            (iv)     matters arising out of  or
                                                     relating to the Prior
                                                     Merger; and

                  o         WOM Costs which are:

                                    (i)     reasonable   expenses   incurred  by
                                            Besicorp or WOM in  connection  with
                                            (a) the  formation  of WOM,  (b) the
                                            Spin-Off   (including  the  cost  of
                                            distributing  the  shares  of  WOM's
                                            Common Stock (including the fees and
                                            expenses of Continental) and (c) the
                                            preparation   and   filing   of  the
                                            Registration Statement,

                                    (ii)    WOM's  reasonable  expenses  (up  to
                                            $35,000  per annum) (a) to  maintain
                                            its  existence,  (b) to comply  with
                                            the  Exchange  Act and the rules and
                                            regulations  promulgated thereunder,
                                            and (c) for such  other  matters  as
                                            may  be   reasonably   necessary  to
                                            permit the  Bansbach  Litigation  to
                                            continue, and

                                    (iii)   WOM's costs and expenses relating to
                                            (a) the Bansbach Litigation, and (b)
                                            litigation   arising   out   of   or
                                            relating to the Bansbach Litigation,
                                            the Spin-Off and WOM's existence.

         As a result of the Escrow Agreement Amendment, the Escrow Agent will disburse Escrow Funds upon request (i) to BGI Parent, with respect to BGI Indemnity Claims or BGI Monitoring Costs, (ii) to us, with respect to WOM Costs and (iii) to Besicorp, with respect to Litigation Costs, unless any other party to the Escrow Agreement objects. If a party to the Escrow Agreement objects, the Escrow Agent will disburse such funds only in accordance with the Escrow Fund Determination Procedure. Besicorp and WOM agreed not to unreasonably withhold its consent to a request by BGI Parent for payment of BGI Indemnity Claims, BGI Parent and WOM agreed not to unreasonably withhold consent for payment of Litigation Costs and BGI Parent and Besicorp agreed not to unreasonably withhold consent for the payment of WOM Costs.

         The terms of the Escrow Agreement provide that the remaining proceeds of the Escrow Fund will be released to Besicorp, subject to the satisfaction of certain conditions, at any time after March 22, 2004.

Item 2.    Description of Property

         We do not own any real property. Pursuant to the Contribution Agreement, Besicorp agreed to allow us to use its offices without charge. These offices are sufficient for our requirements.

Item 3.    Legal Proceedings

         Other than the Bansbach Litigation, WOM is not a party to any legal proceedings.

         WOM is dependent upon the availability of funds from the Escrow Fund for the reimbursement of the WOM Costs. WOM's ability to obtain reimbursement for these costs may be limited to the extent Besicorp or other third parties obtain money from the Escrow Fund thereby reducing the funds available to pay WOM Costs. Besicorp may draw on the Escrow Fund principally to:

                  o satisfy its obligations pursuant to the Indemnification Agreement whereby it agreed to indemnify the Prior Merger Parties for damages relating to various matters including, breaches of the Prior Merger Agreement and substantially all of Old Besicorp's litigation that was pending at the time of the Prior Merger, and

                  o satisfy certain other obligations relating principally to certain lawsuits that Besicorp assumed from Old Besicorp pursuant to the Prior Contribution Agreement.

         Other persons may also be entitled to payments from the Escrow Funds. See "Item 1. Business Escrow Agreement". WOM believes that the approximately $5.5 million in the Escrow Fund as of June 27, 2000 will be sufficient to pay current and future WOM Costs.

Item 4.    Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.    Market for Common Equity and Related Stockholder Matters.

         There is currently no existing trading market for WOM Common Stock. We have not applied for and currently do not intend to apply for listing of the WOM Common Stock on an Exchange. We have never declared or paid any cash dividends on the WOM Common Stock and do not anticipate cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operations

Forward-Looking Information

         The discussion below includes or may include certain forward-looking statements that involve risks and uncertainties that concern WOM's financial position, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, you are cautioned that we cannot assure you that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward- looking statements herein include:

                  o costs or difficulties related to our establishment as an independent entity (including our ability to fund our operations from the Escrow Fund);

                  o        the time it takes to resolve the Bansbach Litigation;
                           and

                  o        the outcome of the Bansbach Litigation.

These forward-looking statements speak only as of the date on which they are made and we are not undertaking any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Results of Operations

As indicated previously, we are not engaged in any business activities nor do we intend to engage in any such activities and accordingly we do not expect to have any future revenues or profits. Our expenses generally will be limited to the expenses incurred in preparing documents required to be filed by public companies, the expense of distributing materials to shareholders and the transfer agent's fees as well as the costs associated with defending the Bansbach Litigation. These expenses will generally be paid directly from the Escrow Fund and will not be reflected on our financial statements. We have no full-time employees and no offices; Besicorp agreed in the Contribution
Agreement to provide us with the services of its employees and to allow us to use its offices free of charge to the extent that we determine they are reasonably necessary and for so long as we shall seek such services and the use of such offices.

WOM's  principal  assets  consist of its  interests in the Bansbach  Litigation.
These contingent assets comprise Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. We believe that these contingent assets generally consist of any recovery to which Old Besicorp would be entitled as a result of the resolution of the Bansbach Litigation. (However, we are under no obligation to prosecute the action or to assist the plaintiff, financially or otherwise, in his prosecution of the Bansbach Litigation and we have no intention of providing any assistance to the plaintiff.) Because we are not engaged in any business activity, these assets are our only possible source of revenues. These assets will not generate any revenues to WOM unless there is a settlement or final judgment in favor of the plaintiff in the Bansbach Litigation.

We have also assumed the contingent liabilities comprising Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. We believe that these contingent liabilities generally consist of any damages for which Old Besicorp would be liable as a result of the resolution of the Bansbach Litigation. Therefore we intend to defend ourself from liability to the extent we deem appropriate. Reimbursements for the costs of defending ourself will be sought from the Escrow Fund. In addition, if we are required to pay damages, we expect to seek the money to pay such damages from the Escrow Fund unless the judgment prohibited such reimbursement; if any of the other defendants in the Bansbach Litigation, are required to pay damages we anticipate that we will indemnify them and seek the money for such indemnification from the Escrow Fund unless either (i) the judgment prohibited such indemnification or (ii) indemnification is impermissible under the NYBCL. However, there can be no assurance that such amounts will be available from the Escrow Fund or that WOM will be entitled to receive any such monies from the Escrow Fund.


Liquidity and Capital Resources

As of March 31, 2000, we had cash of $54, which represented our initial capitalization less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach
Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).

We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that approximately $5.5 million in the Escrow Fund will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

Item 7.    Financial Statements

         Our financial statements are set forth at page F-1.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         CC&C served as our independent accountants to audit our financial statements from our organization in December 1999 until March 15, 2000. On or about March 15, 2000, WOM dismissed CC&C as its principal outside accountant. None of CC&C's reports on WOM's financial statements during any of the past two years contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was not recommended or approved by the WOM Board. During WOM's two most recent fiscal years and all subsequent interim periods preceding the dismissal there were no disagreements with CC&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of CC&C, would have caused it to make a reference to the subject matter of the disagreement in connection with any of its reports. On March 15, 2000, WOM engaged Urbach Kahn & Werlin P.C. as its principal accountant to audit WOM's financial statements.


                                    PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Complaint with Section 16(a) of the Exchange Act

         Set forth below is certain information as to the individuals who are expected to serve as directors and the individuals who are expected to serve as officers of WOM following the Spin-Off.

Michael F. Zinn

         Mr. Zinn, 46, has been the Chairman of the Board, President and Chief Executive Officer of WOM since December 20, 1999, has been the President, Chief Executive Officer and Chairman of the Board of Directors of Besicorp since November 1998 and was the President, Chief Executive Officer and Chairman of the Board of Directors of Old Besicorp from its founding in 1976 until March, 1999 (except from November 1997 to May 1998). In June 1997, Mr. Zinn entered guilty pleas pursuant to a plea bargain to two felony counts in the United States District Court for the Southern District of New York in connection with the Proceeding. Mr. Zinn was fined $36,673 and sentenced to a six month term of incarceration (which commenced in November 1997 and has been completed) and a two year term (which commenced in May 1998 and was terminated before the scheduled end of the term) of supervised release thereafter. He resigned as Chairman of the Board, Chief Executive Officer and President of Old Besicorp in November 1997 and was reappointed to such positions in May 1998. He is a cousin of Frederic M.
Zinn, a director and executive officer of WOM.

James E. Curtin

         Mr. Curtin, 50, has been Treasurer of WOM since December, 1999 and has been Vice President and Controller of Besicorp since November, 1998. He joined Old Besicorp as Corporate Controller in August 1995 and was appointed an executive officer of Old Besicorp with the title of Vice President and Controller in November 1997. He resigned as an officer of Old Besicorp in March 1999. Prior to joining Old Besicorp, Mr. Curtin was Director of Financial Reporting for ENSERCH Engineers and Constructors from 1994 to 1995, and held several financial management positions with Ebasco Services, Incorporated, an engineering, construction and consulting firm, from 1981 to 1994. Mr. Curtin holds a BBA in Accounting Practice from Pace University.

Frederic M. Zinn

         Mr. Zinn, 42, has been a director and the Secretary of WOM since December 1999 and has been Senior Vice President, General Counsel and Secretary of Besicorp since November, 1998. He joined Old Besicorp as a temporary executive with the title of Vice President in November 1997. He was appointed an executive officer of Old Besicorp holding the title of Senior Vice President and General Counsel in May 1998. He resigned as an officer of Old Besicorp in March, 1999. Prior to joining Old Besicorp, Mr. Zinn was the President of Zinn & Lebovic, a Professional Law Corporation, from 1992 to 1997. Before that, Mr. Zinn was General Counsel at JTE Real Estate Group, Inc. from 1989 to 1992; Associate Attorney at Palmieri, Tyler, Weiner, Wilhelm & Waldron from 1986 to 1988; and Associate Attorney at Hart, King & Coldren from 1982 to 1986. Mr. Zinn received a BA in Economics from the University of California at Davis and a JD from the UCLA School of Law. He is a cousin of Michael F. Zinn, the Chairman of the Board, Chief Executive Officer and President of WOM.

Item 10.   Executive compensation

         During the fiscal year ended March 31, 2000, our directors and executive officers did not receive any compensation from us for serving in such capacities. Pursuant to the Contribution Agreement, Besicorp has agreed to provide the service of its employees to us without charge; Besicorp's employees who provide services to us, including our directors and executive officers, may receive compensation for such services from Besicorp.

         We have not granted any Rights and there are no stock option, contribution, benefit or other plans for our directors, officers or employees.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The following table shows the shares of WOM Common Stock owned as of June 28, 2000 by each beneficial owner of more than 5% of the WOM Common Stock, the current directors, the current executive officers and by all current directors and executive officers as a group. Except as otherwise provided in the footnotes to the table, the beneficial owners have sole voting and investment power as to all securities.


                                    Number of Shares
Name of                             of Common Stock                             Percent of Common Stock
Beneficial Owner                    Beneficially Owned (1)                      Beneficially Owned (1)

Avalon                                  57,967 (2)                                   42.7%
Michael F. Zinn                         60,967 (2)                                   44.9%
Frederic Zinn                            1,750                                        1.3%
James Curtin                               400                                           *
Harold M. Zinn                          10,000                                        7.4%
   25 South Street
   Rhinebeck, NY 12572

Current directors and
executive officers as
a group (3 persons)                     63,117                                       46.4%


*  Less than 1 percent.

(1) Except as described below, such persons have the sole power to vote and direct the disposition of such shares.

(2)      Includes 57,967 shares held in the name of Besicorp  Holdings.  Michael
         F. Zinn is the Chief Executive Officer and President of Besicorp Holdings. Avalon owns approximately 94.5% of the shares of Besicorp
         Holdings' common stock and therefore can appoint and remove the directors. The only members of Avalon are Michael F. Zinn and his wife, Valerie Zinn, who owns a nominal interest in Avalon. Michael F. Zinn is the sole manager of Avalon and therefore is the only person with power to vote or dispose of Avalon's shares of Besicorp Holdings' Common Stock.

         The address for each of the individuals identified above is, except as otherwise indicated: 1151 Flatbush Road, Kingston, New York 12401.

Item 12.   Certain Relationships And Related Transactions

         During the past years, we have not engaged in any transaction with our executive officers, directors or any holders of five percent or more of our Common Stock. Certain of our executive officers and directors may have entered into transactions with Besicorp or Old Besicorp.


Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.                Description

2.1 Contribution and Distribution Agreement by and between Besicorp and WOM(3)

3(i)                       Certificate of Incorporation of WOM, Inc.(1)

3(ii)                      By-Laws of WOM, Inc.(3)

10.1 Indemnification Agreement dated as of March 22, 1999 by and among Besicorp Group Inc. ("BGI"), Besicorp, BGI Acquisition LLC ("LLC") and BGI Acquisition Corp. ("BGI Acquisition")(1)

10.2 Escrow Agreement (the "Escrow Agreement") dated as of March 22, 1999 by and among Besicorp, BGI, LLC and BGI Acquisition.(1)

10.3 Amendment No.1 to the Escrow Agreement dated as of February 23, 2000 by and among Besicorp, BGI, LLC and WOM.(2)

27                         Financial Data Schedule - March 31, 2000

----------------------

1 Incorporated by reference to sthe corresponding exhibit filed with the Company's Registration Statement on Form 10-SB with the SEC on or about January 6, 2000.

2 Incorporated by reference to the corresponding exhibit filed with the Company's Amendment No. 1 to the Registration Statement on Form 10-SB filed with the SEC on or about March 14, 2000.

3 Incorporated by reference to the corresponding exhibit filed with the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form 10-SB filed with the SEC on or about April 7, 2000.

(b)  Reports on Form 8-K

         On March 16, 2000, WOM filed a Current Report on Form 8-K, disclosing under Item 4 a change in WOM's independent public accountants.

         On May 10, 2000, WOM filed a Current Report on Form 8-K, disclosing under items 1, 2 and 7 of such report information regarding the effectuation of the transactions contemplated by the Contribution Agreement and the Spin-Off.

INDEX TO THE FINANCIAL STATEMENTS OF WOM, INC.


Index to the Financial Statements of WOM, Inc............................................................    F-1

Independent Auditors' Report.............................................................................    F-2

Balance Sheet as of March 31, 2000.......................................................................    F-3

Statement of Operations for the period December 14, 1999 (Inception)
through March 31, 2000...................................................................................    F-4

Statement of Changes in Shareholders' Equity (Deficiency) for the period
December 14, 1999 (Inception) through March 31, 2000.....................................................    F-5

Statement of Cash Flows for the period December 14, 1999 (Inception)
through March 31, 2000...................................................................................    F-6

Notes to Financial Statements............................................................................    F-7


[LOGO]   Urbach Kahn & Werlin PC
         Certified Public Accountants

                          Independent Auditor's Report


To the Board of Directors and Shareholders of WOM, Inc.

We have audited the accompanying balance sheet of WOM, Inc. as at March 31, 2000, and the related statements of operations, changes in shareholders' equity, and cash flows for the period from inception, December 14, 1999, to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOM, Inc. as at March 31, 2000 and the results of its operations and its cash flows for the initial period then ended then ended in conformity with generally accepted accounting principles.

                                          /s/ URBACH KAHN & WERLIN PC


June 27, 2000
Albany, New York

                                   WOM, INC.
                                  BALANCE SHEET
                                 March 31, 2000


              ASSETS

Cash                                                                 $  54
                                                                      =====

   LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                     $ 100
                                                                      -----
    Total Liabilities                                                  100

Shareholders' Equity:
Common stock, $.01 par value, 250,000 shares authorized,
    100 shares issued                                                    1
Additional paid in capital                                              99
Accumulated deficit                                                   (146)
                                                                      -----
       Total Shareholders' Equity (Deficit)                            (46)
                                                                      -----
       Total Liabilities and Shareholders' Equity                    $  54
                                                                      =====

See accompanying notes to financial statements.

                                    WOM, INC.
                             STATEMENT OF OPERATIONS
       For The Period December 14, 1999 (Inception) Through March 31, 2000



Costs and Expenses:
    Selling, general and
       administrative expenses                                 $   46
                                                                 -----
       Total Costs and Expenses                                    46
                                                                 -----
Loss Before Income Taxes                                          (46)

Provision for Income Taxes                                       (100)
                                                                 -----
Net Loss                                                      $  (146)
                                                                 =====

See accompanying notes to financial statements.

                                    WOM, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) For The Period December 14, 1999 (Inception) Through March 31, 2000



                                                                    Additional        Retained Earnings
                                              Common Stock        Pain-In Capital         (Deficit)              Total
                                              ------------        ---------------     ------------------         ------
Initial Capitalization
December 14, 1999                             $         1         $         99         $                         $ 100


Net loss for the year                                                                       (146)                 (146)
                                               ----------          ------------          ----------               -----

Balance at March 31, 2000                     $         1         $         99         $    (146)               $  (46)
                                               ==========          ===========           ===========              ======

See accompanying notes to financial statements.


                                    WOM, INC.
                             STATEMENT OF CASH FLOWS
       For The Period December 14, 1999 (Inception) Through March 31, 2000


Operating Activities:
    Net loss                                                $   (146)
Adjustments:
    Increase in accrued expenses                                 100
                                                               ------
    Net Cash Used
       By Operating Activities                                   (46)
                                                               ------
Financing Activities:
    Initial Capitalization                                       100
                                                               ------
    Net Cash Provided By Financing Activities                    100

Increase in Cash                                                  54
Cash Beginning                                                     0
                                                               ------
Cash Ending                                                 $     54
Supplemental Cash Flow Information:                            ======
    Interest paid                                           $      0
    Income taxes paid                                              0


See accompanying notes to financial statements.

                                    WOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

WOM, Inc. ("WOM") was incorporated in December 1999 by Besicorp Ltd. ("Besicorp"), by the contribution of $100 in exchange for 100 shares of WOM common stock in order to effectuate a spin-off prior to the merger of Besicorp. WOM was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation (see Note 2).


NOTE 2 BANSBACH LITIGATION

The Bansbach Litigation is a shareholder derivative action that was commenced in August 1997 by John Bansbach who was seeking to recover certain legal fees and expenses paid by Besicorp Group Inc. ("Old Besicorp") to or on behalf of certain officers and directors of Old Besicorp in connection with the Proceeding (as defined below).

The Proceeding is an action that was brought in the United States District Court for the Southern District of New York in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. In connection with the Proceeding, in June 1997, Old Besicorp and Michael F. Zinn (then the Chairman of the Board, President and Chief Executive Officer of Old Besicorp and currently the Chairman of the Board, President and Chief Executive Officer of Besicorp and the Chairman of the Board, President and Chief Executive Officer of WOM), each entered a guilty plea to one count of causing a false statement to be made to the Federal Election Commission and one count of filing a false tax return. As a result of such pleas, Old Besicorp was fined $36,400, and Mr. Zinn was fined $36,673 and sentenced to a six-month term of incarceration (which commenced in November 1997 and has been completed), and a two-year term (which commenced in May 1998 and was terminated before the scheduled end of the term) of supervised release thereafter. He resigned as Chairman of the Board, President and Chief Executive Officer of Old Besicorp in November 1997 and was reappointed to such positions in May 1998.

Old Besicorp paid certain legal expenses incurred by certain officers and directors in connection with the Proceeding. As of March 31, 2000, 1999 and 1998, the amounts paid on behalf of Michael F. Zinn in connection with the Proceeding equaled $338,517. In addition, Old Besicorp reimbursed him for the legal fees and expenses (approximately $39,180) which had been incurred by third parties in connection with the Proceeding and which had been paid by him. In addition, Old Besicorp paid additional legal fees and disbursements of approximately $742,576 incurred in connection with the Proceeding by Old Besicorp, certain directors, officers, and employees and their spouses who were defendants or actual or potential witnesses in this matter.

In August 1997, after Old Besicorp and Mr. Zinn had entered their pleas, Mr. Bansbach commenced the Bansbach Litigation. Old Besicorp was named as a nominal defendant in this shareholder derivative action and the other named defendants either were officers and/or directors of Old Besicorp at the time of the alleged acts (or omissions) for which the plaintiff seeks relief or became officers and/or directors of Old Besicorp afterwards. The plaintiff sought to hold the defendants other than Old Besicorp liable to Old Besicorp for: (a) all sums advanced to or on behalf of Michael F. Zinn in connection with his defense of the Proceeding; (b) all sums advanced to or on behalf of Michael Daley, who at the time was the Vice President, Chief Financial Officer and Corporate Secretary of Old Besicorp (and who is currently a director, Executive Vice President and Chief Financial Officer of Besicorp) and was subpoenaed for information in connection with the Proceeding; (c) all legal expenses, costs and fines incurred by Old Besicorp itself in connection with the Proceeding; (d) all harm to Old Besicorp's reputation and goodwill resulting from the Proceeding; (e) punitive damages; and (f) plaintiffs attorneys' fees, costs and expenses. If Bansbach ultimately prevails on all of his claims, the Bansbach Litigation could result in the recovery of approximately $1 million, excluding interest and punitive damages.

The trial court dismissed the action, stating that the plaintiff had failed to make the requisite pre-suit demand upon the Old Besicorp Board and had failed to demonstrate that such a demand would be futile. The plaintiff appealed this decision. On February 4, 1999, the Appellate Division reversed the trial court's dismissal and reinstated the action finding that the bare allegations of the complaint sufficiently alleged that a pre-suit demand on the Old Besicorp Board would have been futile. The parties to the Bansbach Litigation are currently engaged in the discovery process.

By this time, Old Besicorp had entered into an agreement to merge with another company and to distribute certain of its businesses to Besicorp Ltd. (the "Prior Plan of Merger") and on March 1, 1999 Old Besicorp distributed proxy materials for a special meeting of its shareholders to adopt the Prior Plan of Merger. The meeting was scheduled for March 19, 1999 and it was contemplated that if the Prior Plan of Merger was approved by Old Besicorp shareholders the Prior Merger would occur shortly afterwards. Effectuation of the Prior Merger would adversely affect the Bansbach Litigation and the Lichtenberg Litigation.

On March 5, 1999, James Lichtenberg and Mr. Bansbach commenced litigation (the "March Litigation") by filing a complaint (the "March Complaint"). The March Complaint alleged that (i) the proxy statement sent to Old Besicorp's shareholders in connection with the meeting of Old Besicorp's shareholders to adopt the Prior Plan of Merger was materially misleading because it failed to adequately disclose all available material information regarding the effect of the Prior Merger on the Derivative Litigation, i.e., the Bansbach Litigation and the Lichtenberg Litigation; (ii) the Prior Merger was intentionally structured to accomplish the termination of the Derivative Litigation; and (iii) Old Besicorp and its directors breached their fiduciary duty by (a) intentionally structuring the Prior Merger so as to cause the termination of the Derivative Litigation, (b) failing to retain independent counsel to act on behalf of Old Besicorp's minority shareholders, (c) failing to retain an independent investment banker to opine on the fairness of the Prior Merger to Old Besicorp's minority shareholders, (d) failing to form an independent committee to ensure that the Prior Merger was fair to and in the best interests of Old Besicorp's minority shareholders, and (e) providing for a $1 million bonus to Mr. Zinn and a $500,000 bonus to Mr. Daley, which the March Complaint deemed to be excessive and/or unwarranted compensation.

The March Complaint sought injunctive relief directing full disclosure of the financial impact on Old Besicorp's shareholders of the termination of the Derivative Litigation and full disclosure of the alleged intentional structuring of the Prior Merger to cause the termination of the Derivative Litigation. The March Complaint also sought an order directing that the Derivative Litigation be transferred to Besicorp, that the Prior Merger Consideration payable to Mr. Zinn and two former directors and executive officers of Old Besicorp, Martin E. Enowitz and Steven I. Eisenberg, for their shares of Old Besicorp's common stock (which are subject to the Lichtenberg Litigation) be held in escrow, and that certain amounts at issue in the Bansbach Litigation be held in escrow pending final adjudication of the respective actions. The March Complaint also sought unspecified money damages.

On March 18,  1999,  the  District  Court  entered an order (the  "Prior  Merger
Order") which required Old Besicorp to assign the contingent assets and/or liabilities comprising Old Besicorp's interests in the Derivative Litigation to Besicorp before the Prior Merger. The Prior Contribution Agreement effected Old Besicorp's assignment of the contingent assets and/or liabilities comprising Old Besicorp's interests in the Derivative Litigation to Besicorp. The Prior Merger Order also required (i) defendants Messrs. Zinn, Eisenberg and Enowitz to take no action to place the Prior Merger Consideration they would receive in the Prior Merger beyond the reach of the United States courts so as to render the defendants unable to satisfy any judgment which may be rendered in the Lichtenberg Action; and (ii) the plaintiffs to post a bond in the amount of $100,000 within seven days of the date of the order, which bond was posted. Besicorp filed a motion for reconsideration of the Prior Merger Order and the District Court in June 1999 denied this motion (the "June Order"). Besicorp appealed the Prior Merger Order and the June Order to the United States Court of Appeals for the Second Circuit. Lichtenberg and Bansbach moved to dismiss the appeal, in part or in whole, based on non-substantive issues concerning the timeliness of the appeal with respect to the Prior Merger Order and the June Order. On February 17, 2000, the Second Circuit issued a decision consisting of a majority opinion and a dissenting opinion. The majority opinion granted the motion to dismiss the appeal as to the Prior Merger Order but not as to the June Order. The dissenting opinion found that the appeal was timely as to the Prior Merger Order. Besicorp has moved for rehearing en banc of the decision granting, in part, the motion to dismiss the appeal.

The Prior Merger Order did not provide for the occurrence following the Prior Merger of a transaction such as the proposed merger of Besicorp Ltd. and Besi Acquisition Corp. (the "Merger"). The effectuation of the Merger ordinarily would adversely affect the named plaintiffs ability to maintain the Bansbach Litigation in a manner similar to that which the Prior Merger Order had attempted to prevent. If Besicorp did not effectuate the Spin-Off, consummation of the Merger would cause the plaintiff in the Bansbach litigation to lose his status as a shareholder of Besicorp, and therefore would cause him to lose his right to prosecute the Bansbach Litigation. Besicorp believed that in order to adhere to the intent of the Prior Merger Order, Besicorp should assign to WOM the interests in the Bansbach Litigation that Besicorp had received from Old Besicorp; by assigning to WOM pursuant to the Spin-Off the interests in the Bansbach Litigation Besicorp had received from Old Besicorp pursuant to the Prior Merger Order (subject to WOM's agreement to return such interests upon the occurrence of a Prior Merger Order Reversal), the plaintiff should retain standing to maintain the Bansbach Litigation. The Lichtenberg Litigation is not being assigned to WOM because the complaint in the Lichtenberg Litigation has been dismissed.

WOM has been assigned the contingent assets comprising Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. WOM's management believes that these contingent assets generally consist of any recovery to which Old Besicorp would be entitled as a result of the resolution of the Bansbach Litigation. However, WOM is under no obligation to prosecute the action or to assist the plaintiff, financially or otherwise, in his prosecution of the Bansbach Litigation and WOM has no intention of providing any assistance to the plaintiff. WOM does, however, intend to defend itself from liability to the extent WOM deem appropriate.

WOM has also assumed the contingent liabilities comprising Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. WOM's management believes that these contingent liabilities generally consist of any damages for which Old Besicorp would be liable as a result of the resolution of the Bansbach Litigation. Therefore WOM intends to defend itself from liability to the extent it deems appropriate. Reimbursements for the costs of defending itself will be sought from the Escrow Fund. In addition, if WOM is required to pay damages, WOM expects to seek the money to pay such damages from the Escrow Fund unless the judgment prohibited such reimbursement; if any of the other defendants in the Bansbach Litigation, are required to pay damages WOM anticipates that it will indemnify them and seek the money for such indemnification from the Escrow Fund unless either (i) the judgment prohibited such indemnification or (ii)
indemnification is impermissible under the NYBCL. However, there can be no assurance that such amounts will be available from the Escrow Fund or that WOM will be entitled to receive any such monies from the Escrow Fund.

Since the Bansbach Litigation is a shareholder derivative action, if damages are paid by WOM or any other defendant, WOM should be the recipient. However, monies may be deducted for the fees and expenses of the plaintiff's attorneys. It is likely that if WOM receives any amounts, these amounts will be distributed to the holders of WOM Common Stock (except to the extent a court otherwise orders) shortly afterward and that WOM will then be liquidated. In addition, if at any time the Bansbach Litigation is decided in favor of the defendants, or if the Prior Merger Order is reversed, WOM will then be liquidated.

NOTE 3 OPERATIONS

On account of WOM's very limited activities, WOM has no full-time employees and no offices. WOM is not compensating its officers and directors, each of whom is also an officer or director of Besicorp, for the services they render on WOM's behalf. Besicorp has agreed in the Contribution Agreement to provide WOM with the services of its employees and to allow WOM to use its offices free of charge to the extent that WOM determines is reasonably necessary and for as long as WOM shall seek such services and the use of such offices. It is not anticipated that the value of these services will be material. Should the value become significant, then appropriate charges will be made. WOM has no suppliers, no customers, and, except for WOM's interest in the Bansbach Litigation, WOM is party to no litigation. WOM has no foreign operations and WOM's operations are not subject to any U.S., state, foreign or local laws or regulations (other than those generally applicable to public corporations).


NOTE 4 SUBSEQUENT EVENT

Prior to the completion of the Besicorp Ltd. merger, WOM issued, to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger.

NOTE 5 ESCROW FUND (UNAUDITED)

In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation is still covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): (i) to provide, by funding claims for WOM Costs, that WOM shall be provided from the Escrow Fund with its reasonable expenses (up to $35,000 per annum) in connection with maintaining WOM's existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) to provide that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off. In addition, BGI Parent remains entitled to reimbursements for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation Costs. As of June 27, 2000, the Escrow Fund contained approximately $5.5 million.

                                    GLOSSARY


Acquisition Corp. means Besi Acquisition Corp., a New York corporation and a wholly owned subsidiary of Parent.

Avalon means Avalon Ventures, LLC, a limited liability company organized under the laws of Virginia. The only members of Avalon are Michael F. Zinn and his wife, Valerie Zinn, who owns a nominal interest in Avalon

Bansbach Litigation means a shareholder derivative action commenced in August 1997 in the New York Supreme Court, Ulster County, entitled John Bansbach v. Michael F. Zinn, Michael J. Daley, Gerald A. Habib, Harold Harris, Richard E. Rosen, and Besicorp Group Inc., Index No. 97-2573.

Besicorp means Besicorp Ltd.

Besicorp Assumed Matters means the Existing Litigation and other matters to be prosecuted or defended by Besicorp pursuant to the Indemnification Agreement.

Besicorp Board means the Board of Directors of Besicorp.

Besicorp Common Stock means the common stock, par value $.01 per share, of Besicorp.

Besicorp Deferred Payment Right means the right to Besicorp Deferred Payments.

Besicorp Deferred Payments mean the Deferred Payments and the Escrow Fund Payments.

Besicorp Holdings means Besicorp Holdings, Ltd., a New York corporation.

BGI Acquisition means BGI Acquisition Corp., a wholly owned subsidiary of BGI Parent, and a party to the Prior Plan of Merger.

BGI Indemnity Claims means all claims for indemnity made by BGI Parent pursuant to the Indemnification Agreement, including any claims of BGI Parent with respect to the Besicorp Assumed Matters arising from the failure of Besicorp to diligently prosecute or defend such Besicorp Assumed Matters, BGI Monitoring Costs and any payment of fees and expenses of the payment agent pursuant to the Prior Plan of Merger.

BGI Monitoring Costs means BGI Parent's out-of-pocket expenses (not to exceed $40,000 per year) incurred if it is represented by counsel with respect to the Besicorp Assumed Matters and the Bansbach Litigation.

BGI Parent means BGI Acquisition LLC, a party to the Prior Plan of Merger.

Buyer means Parent and Acquisition Corp.

CC&C means Citrin Cooperman & Company, LLP.

Contributed Assets mean the interests in the Bansbach Litigation that Besicorp received pursuant to the Prior Contribution Agreement as a result of the Prior Merger Order (subject to WOM's agreement to return such interests if a Prior Merger Order Reversal occurs)

Contribution means the contribution of the Contributed Assets to WOM pursuant to the Contribution Agreement.

Contribution Agreement means the Contribution and Distribution Agreement by and between Besicorp and WOM.

Deferred Payments mean the additional cash payments, if any, to be paid by the Surviving Corporation equal to (i) the sum of all additional amounts received by Besicorp which are required to be paid pursuant to the Plan of Merger to the Outside Participating Shareholders (net of corporate taxes for such amounts) divided by (ii) the number of Outside Participating Shareholders' Shares.

Derivative Litigation means the Bansbach Litigation and the Lichtenberg Litigation.

Distributed Businesses means Old Besicorp's photovoltaic and independent power development businesses.

Distribution means a dividend of one share of WOM Common Stock immediately prior to the Merger for each share of Besicorp Common Stock outstanding on such date.

Entitled Holders mean the holders of Besicorp Common Stock as of the Spin-Off Record Date.

Escrow Agent means Robinson Brog as the escrow agent pursuant to the Escrow Agreement.

Escrow Agreement means the escrow agreement entered into on March 22, 1999 by Besicorp and certain other parties as amended or to be amended by the Escrow Agreement Amendment.

Escrow Agreement Amendment means Amendment No. 1 to the Escrow Agreement, dated as of February 23, 2000, to be effective as of the date of the Spin-Off, by and between Besicorp, WOM and certain other parties.

Escrow Fund means monies held by the Escrow Agent pursuant to the Escrow Agreement.

Escrow Fund Determination Procedure means the Escrow Agent's receipt of (i) the joint written direction of BGI Parent, WOM and Besicorp to release funds from the Escrow Fund, (ii) a written instrument representing a final and non-appealable order with respect to the disposition of funds from the Escrow Fund issued by an arbitrator or (iii) a certified copy of a final and non-appealable judgment of a court of competent jurisdiction directing the disbursement of such funds.

Escrow Fund Payments means additional cash payments equal to the Remaining Proceeds being distributed by the Escrow Agent divided by the Total Shares.

Exchanges means the New York Stock Exchange, the American Stock Exchange and the Nasdaq Stock Market, Inc.

Existing Litigation means certain litigation specified in the Indemnification Agreement.

Indemnification Agreement means the indemnification agreement between BGI Parent, BGI Acquisition and Besicorp dated March 22, 1999.

Instructions mean Besicorp's irrevocable instructions to the Escrow Agent to release the Escrow Fund Payment Distributions to the Payment Agent for distribution to the Outside Participating Shareholders.

Lichtenberg Litigation means a shareholder derivative action commenced on March 29, 1993 in New York Supreme Court, Ulster County, entitled Lichtenberg v. Michael F. Zinn, Steven I. Eisenberg, and Martin E. Enowitz, et al., Index No. 93-1987. This action has been dismissed.

Litigation Costs means costs and expenses relating to (i) Besicorp Assumed Matters; and (ii) litigation arising out of or relating to any such Besicorp Assumed Matters; (iii) indemnification of claims against Old Besicorp's directors and officers (prior to the Prior Merger) for actions in their official capacity preceding the date of the Prior Merger; or (iv) in connection with matters arising out of or relating to the Prior Merger.

March Complaint means the complaint in the March Litigation.

March Director Defendants mean the Old Besicorp Board consisting of Michael F. Zinn, Michael Daley, Melanie Norden, Gerald Habib and Richard Rosen.

March Litigation means a class action commenced on March 5, 1999, in the United States District Court for the Southern District of New York, entitled James Lichtenberg and John Bansbach v. Besicorp Group Inc., BGI Acquisition LLC, BGI Acquisition Corp. et al.

Merger means the merger of Acquisition Corp. with and into Besicorp pursuant to the Plan of Merger.

Old Besicorp means Besicorp Group Inc, which owned all of the shares of Besicorp prior to the Prior Distribution.

Old Besicorp Board means Old Besicorp's board of directors.

Parent means Besicorp Holdings, Ltd., a New York corporation.

Payment Agent means Continental or such other person designated by the parties prior to the Effective Date as the payment agent for the Plan of Merger.

Plan of Merger means the Amended and Restated Agreement and Plan of Merger, dated as of November 24, 1999 by and among Besicorp, Parent and Acquisition Corp.

Prior Assignment of the Derivative Litigation means Old Besicorp's assignment to Besicorp of the contingent assets and/or liabilities comprising Old Besicorp's interests in the Derivative Litigation.

Prior Contribution means Old Besicorp's distribution of the Distributed Businesses to Besicorp.

Prior Contribution Agreement means the Contribution and Distribution Agreement dated March 22, 1999 by and among Besicorp and Old Besicorp.

Prior Distribution means a dividend on March 22, 1999 of one share of Besicorp Common Stock for each 25 shares of Old Besicorp's common stock outstanding on such date.

Prior Merger means the merger effectuated on March 22, 1999 pursuant to the Prior Plan of Merger as a result of which Old Besicorp was acquired by BGI Parent.

Prior Merger Consideration means the aggregate merger consideration paid pursuant to the Prior Plan of Merger.

Prior Merger Order means the order of the Unites States District Court for the Southern District of New York in the March Litigation issued on March 18, 1999, which order, among other things, required Old Besicorp to assign to Besicorp the contingent assets and liabilities comprising Old Besicorp's interests in the Bansbach Litigation and the Lichtenberg Litigation.

Prior Merger Order Reversal means a reversal, revocation or other action, however designated, which nullifies such part of the Prior Merger Order that required the Prior Assignment of the Derivative Litigation so long as such reversal, revocation or other action is subject to no further appeal.

Prior Merger Parties means BGI Acquisition, BGI Parent and Old Besicorp.

Prior Plan of Merger means the agreement and plan of merger between Old Besicorp, BGI Acquisition and BGI Parent, as a result of which Old Besicorp was acquired on March 22, 1999 by BGI Parent.

Prior Spin-Off means the Prior Contribution and the Prior Distribution.

Proceeding means a proceeding in the United States District Court for the Southern District of New York, in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey.

Purchaser Indemnitees means BGI Parent, Old Besicorp and its subsidiaries and their respective affiliates and agents.

Rights means restricted stock, options, including restricted stock options pursuant to which restricted stock may be acquired, warrants, and other rights to acquire shares of WOM Common Stock.

Robinson Brog means Robinson Brog Leinwand Greene Genovese & Gluck P.C.

Spin-Off means the Contribution and the Distribution effectuated immediately prior to the Merger.

Trust means The Zinn Family Charitable Trust.

WOM means WOM, Inc., a New York corporation and wholly-owned subsidiary of Besicorp which was distributed to the holders of Besicorp Common Stock pursuant to the Spin-Off.

WOM Board means the Board of Directors of WOM.

WOM Common Stock means the common stock, par value $.01 per share, of WOM.

WOM Costs means (i) reasonable expenses incurred by Besicorp or WOM in connection with (a) the formation of WOM, (b) the Spin-Off (including the cost of distributing the shares of WOM's Common Stock (including the fees and expenses of Continental)) and (c) the preparation and filing of the registration statement on Form 10-SB registering the WOM Common Stock under the Securities Exchange Act of 1934, as amended, (ii) WOM's reasonable expenses (up to $35,000 per annum) (a) to maintain its existence, (b) to comply with the Exchange Act and the rules and regulations promulgated thereunder, and (c) for such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (iii) WOM Litigation Costs.

WOM Litigation Costs means WOM's costs and expenses relating to (a) the Bansbach Litigation, and (b) litigation arising out of or relating to the Bansbach Litigation, the Spin-Off and WOM's existence.

                                                    SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      WOM, Inc.

                                           By:    /s/ Michael F. Zinn
                                                      --------------------------
                                                      Michael F. Zinn, President
June 29, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                              Date


/s/Michael F. Zinn
   ---------------
   Michael F. Zinn           Chairman of the Board,          June 29, 2000
                             Chief Executive Officer
                             and President
                             (principal executive officer)


/s/Frederic M. Zinn
   ----------------
   Frederic M. Zinn           Executive Vice President      June 29, 2000
                              and Director

/s/James E. Curtin
   ---------------
   James E. Curtin            Vice President, Controller    June 29, 2000
                              (principal financial and
                               accounting officer)