Form 10QSB
period 2000-06-30
WOM INC
filed 2000-08-15
CIK 1101595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2000            Commission file number 000-28789



                                    WOM, INC.
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             New York                                     14-1818862
 ------------------------------------------------------------------------------
 (State or other jurisdiction of                  (Internal Revenue Service
  incorporation or organization)                   Employer Identification No.)



                  1151 Flatbush Road, Kingston, New York          12401
 ------------------------------------------------------------------------------

               (Address of principal executive office)          (Zip Code)


         Issuer's Telephone Number, including area code: (914) 336-7700


                                       N/A
  -----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes __X__      No____


Transitional Small Business Disclosure Format        Yes______      No ___X___

Part 1 -  Financial Information
Item 1.  FINANCIAL STATEMENTS

                                    WOM, INC.
                                  BALANCE SHEET


                                                                              June 30, 2000         March 31, 2000
                                                                              -------------         --------------
                                                                               (Unaudited)
                                 ASSETS

Cash                                                                           $     54             $     54
                                                                                ========             ========


                                   LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued expenses                                                               $  4,080             $    100
                                                                                --------             --------
    Total Liabilities                                                             4,080                  100

Shareholders' Equity:
Common stock, $.01 par value, 250,000 shares authorized;
    issued 135,886 at June 30, 2000 and 100 at March 31, 2000                     1,359                    1
Additional paid in capital                                                            -                   99
Accumulated deficit                                                              (5,385)                (146)
                                                                                --------               --------
      Total Shareholders' Equity (Deficit)                                       (4,026)                 (46)
                                                                                --------               --------
      Total Liabilities and Shareholders' Equity                               $     54              $    54
                                                                                ========               ========

See accompanying notes to unaudited financial statements.


                                    WOM, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                Three months ended
                                                                                June 30, 2000
                                                                                ------------------
Costs and Expenses:
    Selling, general and
       administrative expenses                                                 $  3,940
                                                                                -------
       Total Costs and Expenses                                                   3,940
                                                                                -------
Loss Before Income Taxes                                                         (3,940)

Provision for Income Taxes                                                          (40)
                                                                                --------
Net Loss                                                                       $ (3,980)
                                                                                --------
Basic Loss per Share                                                           $   (.03)
                                                                                --------
Basic Weighted Average Number of Shares Outstanding                             135,886
                                                                                =========


See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                           Three months ended
                                                             June 30, 2000
                                                           -------------------
Operating Activities:
    Net loss                                                 $  (3,980)
Adjustments:
    Increase in accrued expenses                                 3,980
                                                                 ------
    Net Cash Used
       By Operating Activities                                       -
                                                                 ------
Increase in Cash                                                     -
Cash Beginning                                                      54
                                                                 ------
Cash Ending                                                   $     54
                                                                 ======
Supplemental Cash Flow Information:
    Interest paid                                             $      0
    Income taxes paid                                                0


See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the "Company") as of June 30, 2000, and March 31, 2000; the results of operations for the three months ended June 30, 2000; and the statement of cash flows for the corresponding three month period.

B.     Business
WOM, Inc. ("WOM") was incorporated in December 1999 by Besicorp Ltd. ("Besicorp"), by the contribution of $100 in exchange for 100 shares of WOM common stock in order to effectuate a spin-off prior to the merger of Besicorp Ltd. WOM was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation (See Note 2 of the Notes to Financial Statements filed with the Company's annual report on Form 10-KSB for the year ended March 31, 2000). Capitalized terms used without being defined herein shall have the meanings ascribed to such terms by WOM's Annual Report on Form 10-KSB for the year ended March 31, 2000 filed with the Securities and Exchange Commission on or about June 29, 2000.

C.  Common Stock
Prior to the completion of the Besicorp Ltd. merger, WOM issued to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger.

D.     Legal Proceedings
See Note 2 of the Notes to Financial Statements filed with the Company's annual report on Form 10-KSB for the year ended March 31, 2000.

Item 2.   Management's Discussion and Analysis of Plan of Operations
          ----------------------------------------------------------

The discussion below includes or may include certain forward-looking statements that involve risks and uncertainties that concern WOM's financial position, projected costs, and plans and objectives of management for future operations, as well as other statements, including such words as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, you are cautioned that we cannot assure you that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include:

- Costs or difficulties related to our establishment as an independent entity (including our ability to fund our operations from the Escrow
         Fund);
-        The time it takes to resolve the Bansbach Litigation; and
-        The outcome of the Bansbach Litigation.

These forward-looking statements speak only as of the date on which they are made and we are not undertaking any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report. If we do update or correct one or more forward-looking statement, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

As indicated previously, we are not engaged in any business activities nor do we intend to engage in any such activities and, accordingly, we do not expect to have any future revenues or profits. Our expenses generally will be limited to the expenses incurred in preparing documents required to be filed by public companies, the expense of distributing materials to shareholders and the transfer agent's fees, as well as the costs associated with defending the Bansbach Litigation. These expenses will generally be paid directly from the Escrow Fund and will not be reflected on our financial statements. We have no full-time employees and no offices; Besicorp agreed in the Contribution
Agreement to provide us with the services of its employees and to allow us to use its offices free of charge to the extent that we determine they are reasonably necessary and for so long as we shall seek such services and the use of such offices.

WOM's  principal  assets  consist of its  interests in the Bansbach  Litigation.
These contingent assets comprise Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. We believe that these contingent assets generally consist of any recovery to which Old Besicorp would be entitled as a result of the resolution of the Bansbach Litigation. (However, we are under no obligation to prosecute the action or to assist the plaintiff, financially or otherwise, in his prosecution of the Bansbach Litigation and we have no intention of providing any assistant to the plaintiff.) Because we are not engaged in any business activity, these assets are our only possible source of revenues. These assets will not generate any revenues to WOM unless there is a settlement or final judgment in favor of the plaintiff in the Bansbach Litigation.

We have also assumed the contingent liabilities comprising Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. We believe that these contingent liabilities generally consist of any damages for which Old Besicorp would be liable as a result of the resolution of the Bansbach Litigation. Therefore, we intend to defend ourselves from liability to the extent we deem appropriate. Reimbursements for the costs of defending ourselves will be sought from the Escrow Fund. In addition, if we are required to pay damages, we expect to seek the money to pay such damages from the Escrow Fund unless the judgment prohibited such reimbursement; if any of the other defendants in the Bansbach Litigation, are required to pay damages we anticipate that we will indemnify them and seek the money for such indemnification from the Escrow Fund unless either (i) the judgment prohibited such indemnification or (ii) indemnification is impermissible under the NYBCL. However, there can be no assurance that such amounts will be available from the Escrow Fund or that WOM will be entitled to receive any such monies from the Escrow Fund.

Liquidity and Capital Resources
As of June  30,  2000,  we had  cash  of  $54,  which  represented  our  initial capitalization, less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach
Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs, which do not have a maximum amount).

We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and, accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that approximately $5.7 million in the Escrow Fund as of July 31, 2000 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         Exhibit 27   Financial Data Schedule

(b)      Reports on Form 8-K

On May 10, 2000 the Company filed a report on Form 8-K disclosing the change in control of the Company which was effected by the Spin-Off and Merger (as defined).

On July 10, 2000 the Company filed a report on Form 8-K to amend the report filed on Form 8-K filed on May 10, 2000. The report contained the Financial Statement of WOM, Inc.

On July 11, 2000 the company filed a report on Form 8-K to amend the report filed on July 10, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned hereunto duly authorized.

                                  /s/ James E. Curtin
                                      -----------------------------------------
                                      James E. Curtin, Chief Accounting Officer

Dated: August 14, 2000
Kingston, New York