Form 10QSB
period 2000-09-30
WOM INC
filed 2000-11-14
CIK 1101595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000       Commission file number 000-28789



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


         Issuer's Telephone Number, including area code: (845) 336-7700


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

                                                            Yes __X__  No____

Common stock outstanding as of September 30, 2000           135,886

Transitional Small Business Disclosure Format               Yes_____   No ___X_

Part 1 -  Financial Information
Item 1.  FINANCIAL STATEMENTS

                                    WOM, INC.
                                  BALANCE SHEET


                                                                     September 30, 2000         March 31, 2000
                                                                     ------------------         --------------
                                                                        (Unaudited)
                                     ASSETS

Cash                                                                     $   54                  $   54

                                                                          ======                  ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                          4,080                     100
                                                                          ------                  -----
    Total Liabilities                                                     4,080                     100

Shareholders' Equity:
Common stock,  $.01 par value,  250,000  shares  authorized;
  issued 135,886 at September 30, 2000 and 100 at
    March 31, 2000                                                        1,359                       1
Additional paid in capital                                                    -                      99
Accumulated deficit                                                      (5,385)                   (146)
                                                                          ------                    ---
      Total Shareholders' Equity (Deficit)                               (4,026)                    (46)
                                                                          ------                    ---
      Total Liabilities and Shareholders' Equity                             54                      54
                                                                          ======                    ====

See accompanying notes to unaudited financial statements.


                                   WOM, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                    Three months ended                Six months ended
                                                                    September 30, 2000               September 30, 2000
Costs and Expenses:                                                 ------------------               -------------------
   Selling, general and
        administrative expenses                                       $   0.00                         $   3,940
                                                                       ========                         ========
        Total Costs and Expenses                                             0                             3,940
                                                                       --------                         --------
Loss Before Income Taxes                                                     0                            (3,940)

Provision for Income Taxes                                                   0                               (40)
                                                                       --------                         --------
Net Loss                                                              $      0                        $   (3,980)
                                                                       ========                         ========
Basic Loss per Share                                                  $   0.00                        $    (0.03)
                                                                       ========                          ========
Basic Weighted Average Number of Shares Outstanding                    135,886                           135,886
                                                                       ========                          ========

See accompanying notes to unaudited financial statements.


                                    WOM, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                               Six months ended
                                                              September 30, 2000
Operating Activities:
    Net loss                                                     $  (3,980)
Adjustments:
    Increase in accrued expenses                                     3,980

    Net Cash Used
       By Operating Activities                                           -

Increase in Cash                                                         -
Cash Beginning                                                          54
Cash Ending                                                      $      54
Supplemental Cash Flow Information:
    Interest paid                                                $       -
    Income taxes paid                                                    0


See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the "Company") as of September 30, 2000, and March 31, 2000; the results of operations for the three- and six-month periods ended September 30, 2000; and the statement of cash flows for the corresponding six-month period.

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

As indicated previously (see Note B of Notes to the Financial Statements), we are not engaged in any business activities nor do we intend to engage in any such activities and, accordingly, we do not expect to have any future revenues or profits. Our expenses generally will be limited to the expenses incurred in preparing documents required to be filed by public companies, the expense of distributing materials to shareholders and the transfer agent's fees, as well as the costs associated with defending the Bansbach Litigation. These expenses will generally be paid directly from the Escrow Fund and will not be reflected on our financial statements. We have no full-time employees and no offices; Besicorp agreed in the Contribution Agreement to provide us with the services of its employees and to allow us to use its offices free of charge to the extent that we determine they are reasonably necessary and for so long as we shall seek such services and the use of such offices.

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

Liquidity and Capital Resources
As of September  30, 2000,  we had cash of $54,  which  represented  our initial capitalization, less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach
Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs, which do not have a maximum amount).

We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and, accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that approximately $5.5 million in the Escrow Fund as of October 31, 2000 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         Exhibit 27   Financial Data Schedule

(b)      Reports on Form 8-K - none

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Registrant
                                             WOM, Inc.


Date:  November 13, 2000                   /s/ James E. Curtin
       -----------------                       -------------------
                                               James E. Curtin
                                               Vice President and Controller
                                               (principal accounting officer)