Form 10QSB
period 2000-12-31
WOM INC
filed 2001-02-13
CIK 1101595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                      For the quarterly period ended December 31, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                      For the transition period from           to

                                           Commission file number 000-28789



                                    WOM, INC.

        (Exact name of small business issuer as specified in its charter)



           New York                                  14-1818862
--------------------------------             ------------------------------
(State or other jurisdiction of
incorporation or organization)               (IRS Employer Identification No.



                  1151 Flatbush Road, Kingston, New York     12401
               ------------------------------------------------------
              (Address of principal executive office)       (Zip Code)


                                 (845) 336-7700
                            ------------------------
                           (Issuer's Telephone Number)


Common Stock outstanding as of December 31, 2000  -  135,886

Transitional Small Business Disclosure Format      Yes          No      X

Part 1 -  Financial Information
Item 1.  FINANCIAL STATEMENTS

                                    WOM, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                December 31, 2000       March 31, 2000

                                     ASSETS

Cash                                                                                $    54                 $   54
                                                                                     ======                  =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                                    $ 4,080                $   100
                                                                                      -----                    ---
    Total Liabilities                                                                 4,080                    100

Shareholders' Equity:
Common stock,  $.01 par value,  250,000  shares  authorized;
    issued  135,886 at December 31, 2000 and 100 at
    March 31, 2000                                                                    1,359                      1
Additional paid in capital                                                                -                     99
Accumulated deficit                                                                  (5,385)                  (146)
                                                                                      -----                    ---
       Total Shareholders' Equity (Deficit)                                          (4,026)                   (46)
                                                                                      -----                     --
       Total Liabilities and Shareholders' Equity                                   $    54                 $   54
                                                                                      =====                   =====

See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                Three months ended               Nine months ended
                                                                                December 31, 2000                December 31, 2000
Costs and Expenses:
    Selling, general and
         administrative expenses                                                $   0.00                           $    3,940
                                                                                  ------                             --------
         Total Costs and Expenses                                                      0                                3,940
                                                                                  ------                             --------
Loss Before Income Taxes                                                               0                               (3,940)

Provision for Income Taxes                                                             0                                  (40)
                                                                                 -------                             --------
Net Loss                                                                        $      0                           $   (3,980)
                                                                                 ========                             ========
Basic Loss per Share                                                            $   0.00                           $    (0.03)
                                                                                 ========                             ========
Basic Weighted Average Number of Shares Outstanding                              135,886                              135,886


See accompanying notes to unaudited financial statements.

  WOM, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine months ended
                                                                           December 31, 2000
Operating Activities:
    Net loss                                                                 $ (3,980)
Adjustments:
    Increase in accrued expenses                                                3,980
                                                                               ------
    Net Cash Used
        By Operating Activities                                                     -
                                                                               ------
Increase in Cash                                                                    -
Cash Beginning                                                                     54
                                                                               ======
Cash Ending                                                                  $     54
Supplemental Cash Flow Information:                                            ======
    Interest paid                                                            $     -
    Income taxes paid                                                              0


See accompanying notes to unaudited financial statements.

                                       3

                                    WOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the "Company") as of December 31, 2000 and March 31, 2000; the results of operations for the three- and nine-month periods ended December 31, 2000; and the statement of cash flows for the corresponding nine-month period.

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

Liquidity and Capital Resources
As of December 31, 2000, we had cash of $54, which represented our initial capitalization, less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach
Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs, which do not have a maximum amount).

We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and, accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that approximately $5.5 million in the Escrow Fund as of January 31, 2001 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         Exhibit 27   Financial Data Schedule

(b)      Reports on Form 8-K - none

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Registrant
                                              WOM, Inc.


Date:    February 9, 2001                    /s/ James E. Curtin
         -----------------------             -------------------------------
                                                 James E. Curtin
                                                 Vice President and Controller
                                                (principal accounting officer)