Form 10KSB
period 2001-03-31
WOM INC
filed 2001-07-11
CIK 1101595

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No. 000-28789

                                    WOM, Inc.
                  -------------------------------------------
                 (Name of small business issuer in its charter)

       New York                                          14-1818862
   ---------------------------                         ---------------
  (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                  Identification Number)

   1151 Flatbush Road
   Kingston, New York                                       12401
   ------------------                                      -------
(Address of principal executive offices)                   Zip Code

Issuer's telephone number, including area code: (845) 336-7700

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

                                    X Yes       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year is $0.00

As of June 28, 2001, 123,136 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the issuer is not determinable because the shares are not traded on any exchange or automated quotation system.

Item 1.   Business

     Capitalized terms used without being defined in the items set forth below shall have the meanings ascribed to such terms by the "Glossary" which appears immediately following the financial statements included in this report.

Summary - Non Operating Company

     We do not have any business activities, do not intend to engage in any business activities and accordingly we do not expect to have any future revenues or profits. Our principal assets consist of our interests in the Bansbach Litigation. Because we are not engaged in any business activity, these assets are our only possible source of revenues. These assets will not generate any revenues to us unless there is a settlement or final judgment in favor of the plaintiff in the Bansbach Litigation. Because the Bansbach Litigation is a shareholder derivative action brought on behalf of Old Besicorp and as a result of the Prior Contribution Agreement and the Contribution Agreement, Old Besicorp's assets relating to the Bansbach Litigation -- including the right to any settlement or judgment -- have been assigned to WOM, all proceeds of any settlement or judgment will be delivered to WOM, not Mr. Bansbach.

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

Background of WOM and the Bansbach Litigation

     WOM was organized in December 1999 to acquire Besicorp's interests in the Bansbach Litigation; it was desired that WOM acquire these interests so that Besicorp could comply with the intent of the Prior Merger Order. The Prior Merger Order required Old Besicorp to assign to Besicorp the interests of Old Besicorp in the Bansbach Litigation and the Lichtenberg Litigation so that the Bansbach Litigation and the Lichtenberg Litigation could be maintained following the Prior Merger. Besicorp organized WOM and assigned to WOM, pursuant to the Contribution Agreement, the interest in the Bansbach Litigation that Old Besicorp had assigned to Besicorp pursuant to the Prior Merger Order so that the Bansbach Litigation may be maintained after the Merger. If Besicorp had not effected the Spin-Off, consummation of the Merger would have caused the plaintiff in the Bansbach Litigation to lose his status as a shareholder of Besicorp, and therefore would have caused him to lose his right to prosecute the Bansbach Litigation. The Lichtenberg Litigation was not assigned to us because the complaint in the Lichtenberg Litigation had been dismissed.


     The Bansbach Litigation is a shareholder derivative action that was commenced in August 1997 by John Bansbach who was seeking to recover (i) certain legal fees and expenses paid by Old Besicorp to or on behalf of certain officers and directors of Old Besicorp in connection with the Proceeding and (ii) fees and expenses paid by Old Besicorp for its own defense. The Proceeding is an action that was brought in the United States District Court for the Southern District of New York in connection with contributions to the 1992 election campaign of

Congressman Maurice Hinchey. In connection with the Proceeding, in June 1997, Old Besicorp and Michael F. Zinn (then the Chairman of the Board, President and Chief Executive Officer of Old Besicorp and currently the Chairman of the Board, President and Chief Executive Officer of Besicorp and WOM), each entered a guilty plea pursuant to a plea bargain to one count of causing a false statement to be made to the Federal Election Commission and one count of filing a false tax return. As a result of such pleas, Old Besicorp was fined $36,400, and Mr. Zinn was fined $36,673 and sentenced to a six-month term of incarceration (which commenced in November 1997 and has been completed), and a two-year term (which commenced in May 1998 and was terminated before the scheduled end of the term) of supervised release thereafter.

     Old Besicorp paid certain legal expenses incurred on its own behalf and by certain officers and directors in connection with the Proceeding. The amounts paid by Old Besicorp on behalf of Michael F. Zinn in connection with the Proceeding were approximately $339,000. Old Besicorp also reimbursed him for the legal fees and expenses (approximately $39,000) which had been incurred by third parties in connection with the Proceeding and which had been paid by him. In addition, Old Besicorp paid additional legal fees and disbursements of approximately $743,000 incurred in connection with the Proceeding by Old Besicorp, certain directors, officers, and employees and their spouses who were defendants or actual or potential witnesses in this matter.

     In August 1997, after Old Besicorp and Mr. Zinn had entered their pleas, Mr. Bansbach commenced the Bansbach Litigation. Old Besicorp was named as a nominal defendant in this shareholder derivative action and the other named defendants either were officers and/or directors of Old Besicorp at the time of the alleged acts (or omissions) for which the plaintiff seeks relief or became officers and/or directors of Old Besicorp afterwards. The plaintiff sought to hold the defendants other than Old Besicorp liable to Old Besicorp for:

     - all sums advanced to or on behalf of Michael F. Zinn in connection with his defense of the Proceeding;

     - all sums advanced to or on behalf of Michael Daley, who at the time was the Vice-President, Chief Financial Officer and Corporate Secretary of Old Besicorp and was subpoenaed for information in connection with the Proceeding;

     - all legal expenses, costs and fines incurred by Old Besicorp itself in connection with the Proceeding;

     - all harm to Old Besicorp's reputation and goodwill resulting from the Proceeding;

     -   punitive damages; and

     -   plaintiff's attorneys' fees, costs and expenses.

     The trial court dismissed the action, stating that the plaintiff had failed to make the requisite pre-suit demand upon the Old Besicorp Board and had failed to demonstrate that such a demand would be futile. The plaintiff appealed this decision. On February 4, 1999, the Appellate Division reversed the trial court's dismissal and reinstated the action finding that the bare allegations of the complaint sufficiently alleged that a pre-suit demand on the Old Besicorp Board would have been futile. The plaintiff subsequently moved for summary judgment as to liability for amounts for which Michael Zinn had been indemnified by Old Besicorp, but not as to the quantification of damages. The trial court granted the motion for summary judgment only as against Michael Zinn and only on the issue of liability. This decision is being appealed. It is believed that the plaintiff will seek damages of approximately $1 million. Plaintiff has also filed a motion in the trial court to sever the case as to Michael Zinn and to enter judgment against him.


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

     On March 5, 1999, James Lichtenberg and Mr. Bansbach commenced the March Litigation by filing the March Complaint in the United States District Court for the Southern District of New York. The March Complaint alleged that:

     - the proxy statement sent to Old Besicorp's shareholders in connection with the meeting of Old Besicorp's shareholders to adopt the Prior Plan of Merger was materially misleading because it failed to adequately disclose all available material information regarding the effect of the Prior Merger on the Derivative Litigation, i.e., the Bansbach Litigation and the Lichtenberg Litigation;

     - the Prior Merger was intentionally structured to accomplish the termination of the Derivative Litigation; and

     - Old Besicorp and its directors breached their fiduciary duty by (a) intentionally structuring the Prior Merger so as to cause the termination  of the  Derivative  Litigation,  (b)  failing  to  retain independent counsel to act on behalf of Old Besicorp's minority shareholders, (c) failing to retain an independent investment banker to opine on the fairness of the Prior Merger to Old Besicorp?s minority shareholders, (d) failing to form an independent committee to ensure that the Prior Merger was fair to and in the best interests of Old Besicorp's minority shareholders, and (e) providing for a $1 million bonus to Mr. Zinn and a $500,000 bonus to Mr. Daley, which the March Complaint deemed to be excessive and/or unwarranted compensation.

     The March Complaint asserted four claims for relief: (i) a claim against Old Besicorp and the March Director Defendants under section 14(a) of, and Rule 14a-9 promulgated pursuant to, the Exchange Act; (ii) a claim against the March Director Defendants under section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); (iii) a claim against the March Director Defendants for breach of fiduciary duty; and (iv) a claim against BGI Parent and BGI Acquisition for aiding and abetting the alleged breach of fiduciary duty. The March Complaint sought unspecified money damages and:

        - injunctive relief directing full disclosure of the financial impact on Old Besicorp's shareholders of the termination of the Derivative Litigation;

        - full disclosure of the alleged intentional structuring of the Prior Merger to cause the termination of the Derivative Litigation;

        -       an order directing that:

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

     Besicorp filed a motion for reconsideration of the Prior Merger Order and the District Court in June 1999 denied Besicorp's motion for reconsideration of the Prior Merger Order. Besicorp appealed the Prior Merger Order and the denial of reconsideration to the United States Court of Appeals for the Second Circuit (the "Second Circuit"). Messrs. Lichtenberg and Bansbach moved to dismiss the appeal, in part or in whole, based on non-substantive issues concerning the timeliness of the appeal with respect to the Prior Merger Order and the June 1999 order denying reconsideration of the Prior Merger Order. The Second Circuit has granted the motion to dismiss the appeal as to the Prior Merger Order but not as to the June 1999 order. The appeal on the merits is currently being briefed and likely will be argued in the Fall of 2001.

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

The Contribution Agreement

        Pursuant to the Contribution Agreement, Besicorp transferred to WOM the interests in the Bansbach Litigation it had received from Old Besicorp as a result of the Prior Merger Order; however, WOM will be required to return such interests if a Prior Merger Order Reversal occurs. As a result of the Contribution, WOM - not Besicorp - will be entitled to any proceeds if there is a judgment or settlement in favor of the plaintiff; and WOM - not Besicorp - will be liable for any damages for which the subject corporation is liable. See " - Certain Effects of the Transfer of the Bansbach Litigation to WOM."

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

The Indemnification Agreement

     The Indemnification Agreement that was entered into at the time of the Prior Merger provides that Besicorp will generally indemnify the Purchaser Indemnitees against and from all damages sustained or incurred by any Purchaser Indemnitee as a result of, or arising out of, by virtue of, or in connection with:

        - any inaccuracy in or breach of any representation and warranty made by Old Besicorp in the Prior Plan of Merger or in any closing document delivered in connection with the Prior Plan of Merger;

        - any breach by Old Besicorp of, or failure by Old Besicorp to comply with, any of its covenants or obligations under the Prior Plan of Merger or under the Indemnification Agreement;


        - the existence of any liability or other obligation of Old Besicorp as of March 22, 1999 or arising out of or relating to the Prior Merger or any claim against a Purchaser Indemnitee with respect to any such liability or obligation other than certain permitted liabilities, including, without limitation, liability on account of taxes payable by Old Besicorp or for which Old Besicorp is liable;

        - the failure of Besicorp to pay and discharge in full when due any of its liabilities, including liability on account of taxes other than such permitted liabilities;

        - any claims for indemnification by current or former officers, directors, employees, agents or consultants of Old Besicorp;

        - any third party claim (which includes the Existing Litigation) to the extent it arises out of or relates to any action or inaction of, or the conduct of the business of Old Besicorp on or prior to March 22, 1999 other than such permitted liabilities;

        - any violation of, or delinquency with respect to, any order or arbitration award or statute, or regulation in effect on or prior to March 22, 1999 or of any agreement of Old Besicorp with, or any license, permit or environmental permit granted to Old Besicorp by any federal, state or local governmental authority to which the properties, assets, personnel or business activities of Old Besicorp are subject (or to which Old Besicorp is subject) as it relates to the properties, assets, personnel or business activities of Old Besicorp;

        -       certain environmental matters;

        - certain matters relating to employee pension benefit plans of Old Besicorp;

        - any federal or state taxes imposed upon Old Besicorp, or for which Old Besicorp is liable, with respect to any taxable period or portion of a taxable period ending on or prior to March 22, 1999 other than a permitted liability;

        - litigation against Old Besicorp pending or threatened as of March 22, 1999; and

        - any claims, investigations, proceedings, actions or lawsuits asserted or initiated before or after March 22, 1999 arising out of or in connection with pre-closing occurrences involving Old Besicorp.

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

Escrow Agreement


     In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. (As of April 30, 2001, there was approximately $3.2 million in the Escrow Fund.) The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation would continue to covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): to provide, (i) by funding claims for WOM Costs, that we shall be provided from the Escrow Fund with our reasonable expenses (up to $35,000 per annum) in connection with maintaining our existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off. In addition, BGI Parent remains entitled to reimbursement for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation Costs.

Therefore, reimbursement from the Escrow Fund is available for the following:

        - BGI Monitoring Costs which are BGI Parent's out-of-pocket expenses (not to exceed $40,000 per year) incurred if it is represented by counsel with respect to:

                                (i)  the Besicorp Assumed Matters (which are
                                     certain litigations specified in the
                                     Indemnification Agreement and other matters to be prosecuted or defended by Besicorp pursuant to the Indemnification Agreement) and

                               (ii)  the Bansbach Litigation;

        - BGI Indemnity Claims which are all claims for indemnity made by BGI Parent pursuant to the Indemnification Agreement, including any claims of BGI Parent with respect to the Besicorp Assumed Matters arising from the failure of Besicorp to diligently prosecute or defend such Besicorp Assumed Matters, BGI Monitoring Costs and any payment of fees and expenses of the payment agent pursuant to the Prior Plan of Merger;

        -       Litigation Costs which are costs and expenses relating to:

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

        -      WOM Costs which are:

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

     WOM is dependent upon the availability of funds from the Escrow Fund for the reimbursement of the WOM Costs. WOM's ability to obtain reimbursement for these costs may be limited to the extent Besicorp or other third parties obtain money from the Escrow Fund thereby reducing the funds available to pay WOM Costs. Besicorp may draw on the Escrow Fund principally to:

        - satisfy its obligations pursuant to the Indemnification Agreement whereby it agreed to indemnify the Prior Merger Parties for damages relating to various matters including, breaches of the Prior Merger Agreement and substantially all of Old Besicorp's litigation that was pending at the time of the Prior Merger, and

        - satisfy certain other obligations relating principally to certain lawsuits that Besicorp assumed from Old Besicorp pursuant to the Prior Contribution Agreement.

     Other persons may also be entitled to payments from the Escrow Funds. See "Item 1. Business - Escrow Agreement". WOM believes that the approximately $3.2 million in the Escrow Fund as of April 30, 2001 will be sufficient to pay current and future WOM Costs.

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


Liquidity and Capital Resources

     As of March 31, 2001, we had cash of $54, which represented our initial capitalization less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).


We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that the approximately $3.2 million in the Escrow Fund at April 30, 2001 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

Item 7.    Financial Statements

Our financial statements are set forth at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item has previously been reported.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Set  forth  below is serving as executive officers and directors of WOM.

Michael F. Zinn

    Mr. Zinn, 47, currently serves as direcor of WOM. He served as President and Chief Executive Officer of WOM from December 20, 1999 through April 1, 2001. In June 1997, Mr. Zinn entered guilty pleas pursuant to a plea bargain to two felony counts in the United States District Court for the Southern District of New York in connection with the Proceeding. Mr. Zinn was fined $36,673 and sentenced to a six month term of incarceration (which commenced in November 1997 and has been completed) and a two year term (which commenced in May 1998 and was terminated before the scheduled end of the term) of supervised release thereafter. He is a cousin of Frederic M. Zinn, a director and executive officer of WOM.

James E. Curtin

   Mr. Curtin, 51, has been Treasurer of WOM since December, 1999. He joined Old Besicorp as Corporate Controller in August 1995 and was appointed an executive officer of Old Besicorp with the title of Vice President and Controller in November 1997. He resigned as an officer of Old Besicorp in March 1999. Prior to joining Old Besicorp, Mr. Curtin was Director of Financial Reporting for ENSERCH Engineers and Constructors from 1994 to 1995, and held several financial management positions with Ebasco Services, Incorporated, an engineering, construction and consulting firm, from 1981 to 1994. Mr. Curtin holds a BBA in Accounting Practice from Pace University.

Frederic M. Zinn


  Mr. Zinn, 43, has been a director of WOM since December 1999, President of WOM since April 1, 2001 and has served as Senior Vice President, General Counsel and Secretary of Besicorp since November, 1998. He joined Old Besicorp as a temporary executive with the title of Vice President in November 1997. He was appointed an executive officer of Old Besicorp holding the title of Senior Vice President and General Counsel in May 1998. He resigned as an officer of Old Besicorp in March, 1999. Prior to joining Old Besicorp, Mr. Zinn was the President of Zinn & Lebovic, a Professional Law Corporation, from 1992 to 1997. Before that, Mr. Zinn was General Counsel at JTE Real Estate Group, Inc. from 1989 to 1992; Associate Attorney at Palmieri, Tyler, Weiner, Wilhelm & Waldron from 1986 to 1988; and Associate Attorney at Hart, King & Coldren from 1982 to 1986. Mr. Zinn received a BA in Economics from the University of California at Davis and a JD from the UCLA School of Law. He is a cousin of Michael F. Zinn, the Chairman of the Board, Chief Executive Officer and President of WOM.

Item 10.   Executive compensation

         During the fiscal year ended March 31, 2001, our directors and executive officers did not receive any compensation from us for serving in such capacities. Pursuant to the Contribution Agreement, Besicorp has agreed to provide the service of its employees to us without charge; Besicorp's employees who provide services to us, including our directors and executive officers, may receive compensation for such services from Besicorp.

     We have not granted any Rights and there are no stock option, contribution, benefit or other plans for our directors, officers or employees.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table shows the shares of WOM Common Stock owned as of June 28, 2001 by each beneficial owner of more than 5% of the WOM Common Stock, the current directors, the current executive officers and by all current directors and executive officers as a group. Except as otherwise provided in the footnotes to the table, the beneficial owners have sole voting and investment power as to all securities.



                      Number of Shares
Name of               of Common Stock               Percent of Common Stock
Beneficial Owner     Beneficially Owned (1)         Beneficially Owned (1)

Michael F. Zinn            57,967 (2)                       46.9%
Frederic Zinn                   -                              *
James Curtin                    -                              *
Harold M. Zinn             10,000                            8.1%
   25 South Street
   Rhinebeck, NY 12572

Current directors and
executive officers as
a group (3 persons)        57,967                            46.9%

* Less than 1 percent.

(1) Except as described below, such persons have the sole power to vote and direct the disposition of such shares.


(2) Represents 57,967 shares held in the name of Besicorp Holdings. Michael F. Zinn is the Chief Executive Officer and President of Besicorp
        Holdings.    Avalon   Ventures   owns approximately  94.5% of the shares
        of Besicorp Holdings' common stock and therefore can appoint and remove the directors. The only members of Avalon are Michael F. Zinn and his wife, Valerie Zinn, who owns a nominal interest in Avalon. Michael F. Zinn is the sole manager of Avalon and therefore is the only person with power to vote or dispose of Avalon's shares of Besicorp Holdings' Common Stock.


The address for each of the individuals identified above is, except as otherwise indicated: 1151 Flatbush Road, Kingston, New York 12401.

Item 12.   Certain Relationships And Related Transactions

During the past year, we have not engaged in any transaction with our executive officers, directors or any holders of five percent or more of our Common Stock. Certain of our executive officers and directors may have entered into transactions with Besicorp or Old Besicorp.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.             Description
-----------             -----------

2.1 Contribution and Distribution Agreement by and between Besicorp and WOM3

3(i)                    Certificate of Incorporation of WOM, Inc.1

3(ii)                   By-Laws of WOM, Inc.3

10.1 Indemnification Agreement dated as of March 22, 1999 by and among Besicorp Group Inc. ("BGI"), Besicorp, BGI Acquisition LLC ("LLC") and BGI Acquisition Corp.
                        ("BGI Acquisition")1

10.2 Escrow Agreement (the "Escrow Agreement") dated as of March 22, 1999 by and among Besicorp, BGI, LLC and BGI Acquisition.1

10.3 Amendment No.1 to the Escrow Agreement dated as of February 23, 2000 by and among Besicorp, BGI, LLC and WOM.2

______________________

1 Incorporated by reference to the corresponding exhibit filed with the Company's Registration Statement on Form 10-SB with the SEC on or about January 6, 2000.

2 Incorporated by reference to the corresponding exhibit filed with the Company's Amendment No. 1 to the Registration Statement on Form 10-SB filed with the SEC on or about March 14, 2000.

3 Incorporated by reference to the corresponding exhibit filed with the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form 10-SB filed with the SEC on or about April 7, 2000.

(b)  Reports on Form 8-K
None

INDEX TO THE FINANCIAL STATEMENTS OF WOM, INC.


Index to the Financial Statements of WOM, Inc............................................     F-1

Independent Auditor's Report.............................................................     F-2

Balance Sheet as of March 31, 2001 and March 31, 2000....................................     F-3

Statement of Operations for the year ended March 31, 2001 and
for the period December 14, 1999 (Inception) through March 31, 2000.....................      F-4

Statement of Changes in Shareholders' Equity (Deficiency) for the year ended March 31, 2001 and for the period December 14, 1999 (Inception)
through March 31, 2000 ................................................................       F-5

Statement of Cash Flows for the year ended March 31, 2001 and for the
period December 14, 1999 (Inception) through March 31, 2000. ..........................       F-6

Notes to Financial Statements of WOM, Inc..............................................       F-7


[LOGO]


Independent Auditor's Report


To the Board of Directors and Shareholders of WOM, Inc.

We have audited the accompanying balance sheets of WOM, Inc. as at March 31, 2001 and 2000, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended March 31, 2001 and for the period from inception, December 14, 1999, to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOM, Inc. as at March 31, 2001 and 2000 and the results of its operations and its cash flows for the year ended March 31, 2001 and for the initial period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.





                                                /s/ URBACH KAHN & WERLIN LLP


June 26, 2001
Albany, New York

                                    WOM, INC.
                                  BALANCE SHEET



                                                                                 March 31, 2001              March 31, 2000
                                                                                 --------------              --------------
                                     ASSETS


Cash                                                                             $          54               $         54
                                                                                   ===========                  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                                 $       4,080               $        100
                                                                                   -----------                  ---------
    Total Liabilities                                                                    4,080                        100
                                                                                   -----------                  ---------
Shareholders' Equity:
Common stock, $.01 par value, 250,000 shares authorized;
    issued 125,811 at March 31, 2001 and 100 at
    March 31, 2000                                                                      1,258                           1
Additional paid in capital                                                                  -                          99
Accumulated deficit                                                                    (5,284)                       (146)
                                                                                    ----------                    --------
       Total Shareholders' Equity (Deficit)                                            (4,026)                        (46)
                                                                                    ----------                    --------
       Total Liabilities and Shareholders' Equity                                 $        54                $         54
                                                                                    ==========                    ========

See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                             STATEMENT OF OPERATIONS


                                                                                      For the Period
                                                                                      December 14, 1999
                                                            For the Year Ended        (Inception) Through
                                                              March 31, 2001          March 31, 2000
                                                            -------------------       --------------------

Costs and Expenses:
    Selling, general and
        administrative expenses                             $     3,940               $       46
                                                              ---------                  --------
        Total Costs and Expenses                                  3,940                       46
                                                              ---------                  --------
Loss Before Income Taxes                                         (3,940)                     (46)

Provision for Income Taxes                                          (40)                    (100)
                                                              ---------                  --------
Net Loss                                                    $    (3,980)              $     (146)
                                                              ==========                 ========
Basic Loss per Share                                              (0.03)                   (4.46)
                                                              ==========                 ========
Basic Weighted Average Number
    of Shares Outstanding`                                      123,676                      100
                                                              ==========                 ========

See accompanying notes to financial statements.

                                    WOM, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
       For The Period December 14, 1999 (Inception) Through March 31, 2001

                                                                Additional        Retained Earnings
                                         Common Stock         Pain-In Capital         (Deficit)                Total
                                         ------------         ---------------     -----------------            -----

Initial Capitalization
December 14, 1999                        $         1            $        99        $                          $  100


Net loss for the year                                                                    (146)                  (146)
                                           ----------            -----------         ---------                 -------

Balance at March 31, 2000                $         1            $        99        $     (146)                 $ (46)


Issuance of common stock                       1,358                    (99)           (1,259)                     0


Forfeitures of Restricted Stock                 (101)                                     101                      0


Net Loss for the Year                                                                  (3,980)                (3,980)
                                           ----------             -----------        ---------                 ------

Balance at March 31, 2001                $     1,258            $         0        $   (5,284)              $ (4,026)
                                           ==========             ===========        ==========                ======

See accompanying notes to financial statements.

                                    WOM, INC.
                             STATEMENT OF CASH FLOWS


                                                                                For the Period
                                                                                December 14, 1999
                                                      For the Year Ended        (Inception) Through
                                                         March 31, 2001         March 31, 2000
                                                      -------------------       --------------------

Operating Activities:

    Net loss                                              $       (3,980)           $         (146)
Adjustments:
    Increase in accrued expenses                                   3,980                       100
                                                           --------------             -------------
    Net Cash Used
        By Operating Activities                                       -                       (46)
                                                           --------------              -------------
Financing Activities:
    Initial Capitalization                                            -                       100
                                                           --------------               ------------
    Net Cash Provided By Financing Activities                         -                       100
                                                           --------------               ------------
Increase in Cash                                                      0                        54
Cash Beginning                                                       54                         0
                                                           --------------               ------------
Cash Ending                                               $          54            $           54
                                                            ==============              ============
Supplemental Cash Flow Information:
    Interest paid                                         $           0            $            0
    Income taxes paid                                                 0                         0



See accompanying notes to financial statements.

                                   WOM, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION

WOM, Inc. ("WOM") was incorporated in December 1999 by Besicorp Ltd. ("Besicorp"), by the contribution of $100 in exchange for 100 shares of WOM common stock in order to effectuate a spin-off prior to the merger of Besicorp. WOM was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation (see Note 2).


NOTE 2 BANSBACH LITIGATION

The Bansbach Litigation is a shareholder derivative action that was commenced in August 1997 by John Bansbach who was seeking to recover (i) certain legal fees and expenses paid by Besicorp Group Inc. ("Old Besicorp") to or on behalf of certain officers and directors of Old Besicorp in connection with the Proceeding (as defined below) and (ii) fees and expenses paid by Old Besicorp for its own defense.

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

Old Besicorp paid certain legal expenses incurred on its own behalf and by certain officers and directors in connection with the Proceeding. As of March 31, 2000, 1999 and 1998, the amounts paid on behalf of Michael F. Zinn in connection with the Proceeding equaled $338,517. In addition, Old Besicorp reimbursed him for the legal fees and expenses (approximately $39,180) which had been incurred by third parties in connection with the Proceeding and which had been paid by him. In addition, Old Besicorp paid additional legal fees and disbursements of approximately $742,576 incurred in connection with the Proceeding by Old Besicorp, certain directors, officers, and employees and their spouses who were defendants or actual or potential witnesses in this matter.

In August 1997, after Old Besicorp and Mr. Zinn had entered their pleas, Mr. Bansbach commenced the Bansbach Litigation. Old Besicorp was named as a nominal defendant in this shareholder derivative action and the other named defendants either were officers and/or directors of Old Besicorp at the time of the alleged acts (or omissions) for which the plaintiff seeks relief or became officers and/or directors of Old Besicorp afterwards. The plaintiff sought to hold the defendants other than Old Besicorp liable to Old Besicorp for: (a) all sums advanced to or on behalf of Michael F. Zinn in connection with his defense of the Proceeding; (b) all sums advanced to or on behalf of Michael Daley, who at the time was the Vice President, Chief Financial Officer and Corporate Secretary of Old Besicorp (and who is currently a director, Executive Vice President and Chief Financial Officer of Besicorp) and was subpoenaed for information in connection with the Proceeding; (c) all legal expenses, costs and fines incurred by Old Besicorp itself in connection with the Proceeding; (d) all harm to Old Besicorp?s reputation and goodwill resulting from the Proceeding; (e) punitive damages; and (f) plaintiffs attorneys? fees, costs and expenses. If Bansbach ultimately prevails on all of his claims, the Bansbach Litigation could result in the recovery of approximately $1.2 million, excluding interest and punitive damages.

The trial court dismissed the action, stating that the plaintiff had failed to make the requisite pre-suit demand upon the Old Besicorp Board and had failed to demonstrate that such a demand would be futile. The plaintiff appealed this decision. On February 4, 1999, the Appellate Division reversed the trial court?s dismissal and reinstated the action finding that the bare allegations of the complaint sufficiently alleged that a pre-suit demand on the Old Besicorp Board would have been futile. The plaintiff subsequently moved for summary judgment and the trial court granted the motion for summary judgment as to liability for amounts for which Michael Zinn had been indemnified by Old Besicorp, but not as to the quantification of damages. The trial court granted the motion for summary judgment only as against Michael Zinn and only on the issue of liability. This decision is being appealed. It is believed that the plaintiff will seek damages of approximately $1 million.

On March 1, 1999 Old Besicorp distributed proxy materials for a special meeting of its shareholders to adopt a plan of merger pursuant to which Old Besicorp would more with another company and distribute certain of its businesses to Besicorp Ltd. (the "Prior Plan of Merger"). The meeting was scheduled for March 19, 1999 and it was contemplated that if the Prior Plan of Merger was approved by Old Besicorp shareholders the Prior Merger would occur shortly afterwards. Effectuation of the Prior Merger would adversely affect the Bansbach Litigation and the Lichtenberg Litigation.

On March 5, 1999, James Lichtenberg and Mr. Bansbach commenced litigation (the "March Litigation") by filing a complaint (the "March Complaint"). The March Complaint alleged that (i) the proxy statement sent to Old Besicorp's shareholders in connection with the meeting of Old Besicorp?s shareholders to adopt the Prior Plan of Merger was materially misleading because it failed to adequately disclose all available material information regarding the effect of the Prior Merger on the Derivative Litigation, i.e., the Bansbach Litigation and the Lichtenberg Litigation; (ii) the Prior Merger was intentionally structured to accomplish the termination of the Derivative Litigation; and (iii) Old Besicorp and its directors breached their fiduciary duty by (a) intentionally structuring the Prior Merger so as to cause the termination of the Derivative Litigation, (b) failing to retain independent counsel to act on behalf of Old Besicorp's minority shareholders, (c) failing to retain an independent investment banker to opine on the fairness of the Prior Merger to Old Besicorp's minority shareholders, (d) failing to form an independent committee to ensure that the Prior Merger was fair to and in the best interests of Old Besicorp's minority shareholders, and (e) providing for a $1 million bonus to Mr. Zinn and a $500,000 bonus to Mr. Daley, which the March Complaint deemed to be excessive and/or unwarranted compensation.

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

On March 18, 1999, the District Court entered an order (the "Prior Merger Order") which required Old Besicorp to assign the contingent assets and/or liabilities comprising Old Besicorp's interests in the Derivative Litigation to Besicorp before the Prior Merger. The Prior Contribution Agreement effected Old Besicorp's assignment of the contingent assets and/or liabilities comprising Old Besicorp's interests in the Derivative Litigation to Besicorp. The Prior Merger Order also required (i) defendants Messrs. Zinn, Eisenberg and Enowitz to take no action to place the Prior Merger Consideration they would receive in the Prior Merger beyond the reach of the United States courts so as to render the defendants unable to satisfy any judgment which may be rendered in the Lichtenberg Action; and (ii) the plaintiffs to post a bond in the amount of $100,000 within seven days of the date of the order, which bond was posted. Besicorp filed a motion for reconsideration of the Prior Merger Order and the District Court in June 1999 denied this motion (the "June Order"). Besicorp appealed the Prior Merger Order and the June Order to the United States Court of Appeals for the Second Circuit (the "Second Circuit"). Lichtenberg and Bansbach moved to dismiss the appeal, in part or in whole, based on non-substantive issues concerning the timeliness of the appeal with respect to the Prior Merger Order and the June Order. The Second Circuit dismissed the appeal as to the Prior Merger Order but not as to the June Order. The appeal on the merits is currently being briefed and likely will be argued in the Fall of 2001.

The Prior Merger Order did not provide for the occurrence following the Prior Merger of a transaction such as the proposed merger of Besicorp Ltd. and Besi Acquisition Corp. (the "Merger"). The effectuation of the Merger ordinarily would adversely affect the named plaintiffs ability to maintain the Bansbach Litigation in a manner similar to that which the Prior Merger Order had attempted to prevent. If Besicorp did not effectuate the Spin-Off, consummation of the Merger would cause the plaintiff in the Bansbach litigation to lose his status as a shareholder of Besicorp, and therefore would cause him to lose his right to prosecute the Bansbach Litigation. Besicorp believed that in order to adhere to the intent of the Prior Merger Order, Besicorp should assign to WOM the interests in the Bansbach Litigation that Besicorp had received from Old Besicorp; by assigning to WOM pursuant to the Spin-Off the interests in the Bansbach Litigation Besicorp had received from Old Besicorp pursuant to the Prior Merger Order (subject to WOM's agreement to return such interests upon the occurrence of a Prior Merger Order Reversal), the plaintiff should retain standing to maintain the Bansbach Litigation. The Lichtenberg Litigation was not assigned to WOM because the complaint in the Lichtenberg Litigation had been dismissed.

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


NOTE 4 CAPITAL STOCK

Prior to the completion of the Besicorp Ltd. merger, WOM issued, to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger. During the fiscal year ended March 31, 2001, 10,075 restricted shares, which had been granted to certain employees of Besicorp and which had been included in the shares of Common Stock at the date of the Merger, were forfeited by those employees.

NOTE 5 ESCROW FUND (UNAUDITED)

In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation is still covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): (i) to provide, by funding claims for WOM Costs, that WOM shall be provided from the Escrow Fund with its reasonable expenses (up to $35,000 per annum) in connection with maintaining WOM's existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) to provide that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off. In addition, BGI Parent remains entitled to reimbursements for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation

Costs. As of April 30, 2001, as a result of permitted releases aggregating approximately $4.1 million and after giving effect to interest income aggregating approximately $0.8 million, the Escrow Fund contained approximately $3.2 million.

NOTE 6  INCOME TAXES/DUE TO PARENT

The provision for income taxes for Fiscal 2000 and 2001 represents the minimum tax liability due to New York State. The Company's results are included in the consolidated tax returns of Besicorp, and the minimum tax paid by Besicorp on behalf of WOM is included in Accrued Expenses.

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

Prior Contribution means Old Besicorp's distribution of the Distributed Businesses to Besicorp.

Prior Contribution Agreement means the Contribution and Distribution Agreement dated March 22, 1999 by and among Besicorp and Old Besicorp.

Prior Distribution means a dividend on March 22, 1999 of one share of Besicorp Common Stock for each 25 shares of Old Besicorp?s common stock outstanding on such date.

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

                                                    WOM, Inc.

                                        By:    /s/ Frederic M. Zinn
                                               --------------------------
                                                   Frederic M., President
July 11, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                           Date


/s/Frederic M. Zinn             President and Director          July 11, 2001
   ----------------             (principal executive officer)
   Frederic M. Zinn



/s/Michael F.Zinn               Director                        July 11, 2001
   ---------------
   Michael F. Zinn


/s/James E. Curtin              Vice President, Controller      July 11, 2001
   ---------------              (principal financial and
   James E. Curtin              accounting officer)