Form 10QSB
period 2001-06-30
WOM INC
filed 2001-08-14
CIK 1101595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                                  For the quarterly period ended June 30, 2001

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


                  1151 Flatbush Road, Kingston, New York 12401
               (Address of principal executive office) (Zip Code)

                                 (845) 336-7700
                           (Issuer's Telephone Number)



Common Stock outstanding as of June 30, 2001  -  122,436


Transitional Small Business Disclosure Format        Yes        No      X

Part 1 -  Financial Information
Item 1.  FINANCIAL STATEMENTS
         ----------------------

                                    WOM, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                                 June 30, 2001               March 31, 2001
                                                                                 -------------               --------------
                                     ASSETS

Cash                                                                              $    54                      $   54
                                                                                    =====                       =====


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses                                                                  $ 6,528                    $  4,080
                                                                                    -----                       -----
    Total Liabilities                                                               6,528                       4,080

Shareholders' Equity:
Common stock, $.01 par value, 250,000 shares authorized; issued 122,436 at June
    30, 2001 and 125,811 at
    March 31, 2001                                                                  1,224                       1,258
Additional paid in capital                                                              -                           -
Accumulated deficit                                                                (7,698)                     (5,284)
                                                                                    -----                       -----
       Total Shareholders' Equity (Deficit)                                        (6,474)                     (4,026)
                                                                                    -----                       -----
       Total Liabilities and Shareholders' Equity                                  $   54                     $    54
                                                                                    =====                       =====

See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                              Three months ended               Three months ended
                                                                                 June 30, 2001                 June 30, 2000
Costs and Expenses:                                                           -------------------              ------------------
    Selling, general and
         administrative expenses                                                 $  1,688                        $  3,940
                                                                                   ------                         -------
         Total Costs and Expenses                                                   1,688                           3,940
                                                                                   ------                         -------
Loss Before Income Taxes                                                           (1,688)                        (3,940)

Provision for Income Taxes                                                            760                             40
                                                                                   ------                         ------
Net Loss                                                                         $ (2,448)                      $ (3,980)
                                                                                   ======                         ======
Basic Loss per Share                                                             $  (0.02)                      $  (0.03)
                                                                                   ======                         ======
Basic Weighted Average Number of Shares Outstanding                               125,561                        135,886
                                                                                  =======                        =======

See accompanying notes to unaudited financial statements.

                                       3



                                    WOM, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                 Three months ended         Three months ended
                                                                   June 30, 2001            June 30, 2000
                                                                 ------------------         ------------------
Operating Activities:
    Net loss                                                          $ (2,448)                $ (3,980)
Adjustments:
    Increase in accrued expenses                                         2,448                    3,980
                                                                         -----                    -----
    Net Cash Used
        By Operating Activities                                              -                        -
                                                                         -----                    -----
Increase in Cash                                                             -                        -
                                                                         -----                    -----
Cash Beginning                                                              54                 $     54
                                                                         =====                    =====
Cash Ending                                                           $     54                 $     54
Supplemental Cash Flow Information:                                      =====                    =====
    Interest paid                                                     $      -                 $      -
    Income taxes paid                                                        -                        -


See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the "Company") as of June 30, 2001; the results of operations for the three-month periods ended June 30, 2001 and 2000; and the statement of cash flows for the corresponding three-month periods.

B.     Business
WOM, Inc. ("WOM") was incorporated in December 1999 by Besicorp Ltd. ("Besicorp"), by the contribution of $100 in exchange for 100 shares of WOM common stock in order to effectuate a spin-off prior to the merger of Besicorp Ltd. WOM was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation (See Note 2 of the Notes to Financial Statements filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001). Capitalized terms used without being defined herein shall have the meanings ascribed to such terms by WOM's Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the Securities and Exchange Commission on or about July 11, 2001.

C.       Common Stock
Prior to the completion of the Besicorp Ltd. merger, WOM issued to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger. During the three-month period ended June 30, 2001 and during Fiscal 2001, 3,375 and 10,075 restricted shares, respectively, which had been granted to certain employees of Besicorp and which had been included in shares of common stock at the date of the merger, were forfeited by these employees.

D.     Legal Proceedings
See Note 2 of the Notes to Financial Statements filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

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

WOM's principal asset consist of its interest in the Bansbach Litigation. These contingent assets comprise Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. We believe that these contingent assets generally consist of any recovery to which Old Besicorp would be entitled as a result of the resolution of the Bansbach Litigation. (However, we are under no obligation to prosecute the action or to assist the plaintiff, financially or otherwise, in his prosecution of the Bansbach Litigation and we have no intention of providing any assistant to the plaintiff.) Because we are not engaged in any business activity, these assets are our only possible source of revenues. These assets will not generate any revenues to WOM unless there is a settlement or final judgment in favor of the plaintiff in the Bansbach Litigation.

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

Liquidity and Capital Resources
As of June 30, 2001, we had cash of $54, which represented our initial capitalization, less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs, which do not have a maximum amount).

We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and, accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that approximately $[ ] million in the Escrow Fund as of early August 2001 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.         Description
         -----------         -----------

         2.1 Contribution and Distribution Agreement by and between Besicorp and WOM.3

         3(i)                Certificate of Incorporation of WOM, Inc.1

         3(ii)               By-Laws of WOM, Inc.3

         10.1 Indemnification Agreement dated as of March 22, 1999 by and among Besicorp Group Inc ("BGI"), Besicorp, BGI Acquisition LLC ("LLC") and BGI Acquisition Corp. ("BGI") Acquisition").1

         10.2 Escrow Agreement (the "Escrow Agreement") dated as of March 22, 1999 by and among Besicorp, BGI, LLC and BGI Acquisition.1

         10.3 Amendment No. 1 to the Escrow Agreement dated as of February 23, 2000 by and among Besicorp, BGI, LLC and WOM.2

__________________________
1 Incorporated by reference to the corresponding exhibit filed with the Company's Registration Statement on Form 10-SB with the SEC on or about January 6, 2000.

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

                                                Registrant
                                                WOM, Inc.



Date: August 13, 2001                       By:James E. Curtin
                                               -----------------------------
                                               James E. Curtin
                                               Vice President and Controller
                                               (principal accounting officer)