Form 10QSB
period 2001-09-30
WOM INC
filed 2001-11-14
CIK 1101595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                For the quarterly period ended September 30, 2001

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

(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


                  1151 Flatbush Road, Kingston, New York 12401
               (Address of principal executive office) (Zip Code)


                                 (845) 336-7700
                           (Issuer's Telephone Number)

Common Stock outstanding as of September 30, 2001  -  122,436


Transitional Small Business Disclosure Format     Yes      No      X

Part 1 -  Financial Information
Item 1.  FINANCIAL STATEMENTS

                                    WOM, INC.
                                  BALANCE SHEET


                                                                September 30, 2001         March 31, 2001
                                                                ------------------         --------------
                                                                    (Unaudited)

                                     ASSETS

Cash                                                            $        54                  $        54
                                                                 ==========                   ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                $     6,528                  $     4,080
                                                                 ----------                   ----------
  Total Liabilities                                                   6,528                        4,080

Shareholders' Equity:
Common stock, $.01 par value, 250,000 shares authorized;
   issued 122,436 at September 30, 2001 and 125,811 at
   March 31, 2001                                                     1,224                        1,258
Additional paid in capital                                                0                            0
Accumulated deficit                                                  (7,698)                      (5,284)
                                                                 -----------                  -----------
       Total Shareholders' Equity (Deficit)                          (6,474)                      (4,026)
                                                                 -----------                  -----------
       Total Liabilities and Shareholders' Equity               $        54                           54
                                                                  ==========                   ===========

See accompanying notes to unaudited financial statements.


                                    WOM, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                          Three months ended                    Six months ended
                                             September 30,                       September 30,
                                          2001          2000                    2001         2000
                                          ------------------                    ----------------

Costs and Expenses:
  Selling, general and
   administrative expenses              $      0    $     0                    $  1,688   $  3,940
                                         -------     ------                      ------    -------
     Total Costs and Expenses                  0          0                       1,688      3,940
                                         -------     ------                      ------    -------
Loss Before Income Taxes                       0          0                      (1,688)    (3,940)
Provision for Income Taxes                     0          0                         760         40
                                         -------     ------                      ------      ------
Net Loss                                $      0   $      0                    $ (2,448)  $ (3,980)
                                         =======     ======                       ======     ======
Basic Loss per Share                    $   0.00   $   0.00                    $ ($0.02)  $ ($0.03)
                                         =======     ======                       ======     ======
Basic Weighted Average Number
   of Shares Outstanding                 122,436    135,886                     123,990    135,886
                                         =======    =======                     ======     =======


See accompanying notes to unaudited financial statements

                                    WOM, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                             Six months ended           Six months ended
                                                            September 30, 2001          September 30, 2000
                                                            ------------------          ------------------
Operating Activities:
    Net loss                                                $       (2,448)             $         (3,980)
Adjustments:
    Increase in accrued expenses                                     2,448                         3,980
                                                                     ------                        ------
    Net Cash Used
        By Operating Activities                             $            0              $              0
                                                                      -----                         ------
Increase in Cash                                                         0                             0
Cash Beginning                                                          54                            54
                                                                      -----                          -----
Cash Ending                                                 $           54              $             54
Supplemental Cash Flow Information:                                   =====                          =====
    Interest paid                                                        0                             0
    Income taxes paid                                                    0                             0

See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the "Company") as of September 30, 2001; the results of operations for the three- and six-month periods ended September 30, 2001 and 2000; and the statement of cash flows for the corresponding six-month periods.

B.     Business
Besicorp Ltd. ("Besicorp") incorporated WOM, INC. ("WOM") in December 1999, by contributing $100 in exchange for 100 shares of WOM common stock in order to effectuate a spin-off prior to the merger of Besicorp Ltd. WOM was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation (See Note 2 of the Notes to Financial Statements filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001). Capitalized terms used without being defined herein shall have the meanings ascribed to such terms by WOM's Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the Securities and Exchange Commission on or about July 11, 2001.

C.   Common Stock
Prior to the completion of the Besicorp Ltd. merger, WOM issued to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger. During the six-month period ended September 30, 2001 and during Fiscal 2001, 3,375 and 10,075 restricted shares, respectively, which had been granted to certain employees of Besicorp and which had been included in shares of common stock at the date of the merger, were forfeited by these employees.

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

WOM's principal asset consists of its interest in the Bansbach Litigation. These contingent assets comprise Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. We believe that these contingent assets generally consist of any recovery to which Old Besicorp would be entitled as a result of the resolution of the Bansbach Litigation. (However, we are under no obligation to prosecute the action or to assist the plaintiff, financially or otherwise, in his prosecution of the Bansbach Litigation and we have no intention of providing any assistant to the plaintiff.) Because we are not engaged in any business activity, these assets are our only possible source of revenues. These assets will not generate any revenues to WOM unless there is a settlement or final judgment in favor of the plaintiff in the Bansbach Litigation.

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

Liquidity and Capital Resources
As of September 30, 2001, we had cash of $54, which represented our initial capitalization, less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs, which do not have a maximum amount).

We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and, accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that approximately $1.7 million in the Escrow Fund as of November 2001 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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

(b)      Reports on Form 8-K - none

__________________________________

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

                                              Registrant
                                              WOM, Inc.

Date:           November 13, 2001             /s/ James E. Curtin
                                                  ---------------
                                                  James E. Curtin
                                                  Treasurer
                                                  (principal accounting officer)