Form 10QSB
period 2001-12-31
WOM INC
filed 2002-02-14
CIK 1101595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                For the transition period from         to

                                            Commission file number 000-28789



                                    WOM, INC.

        (Exact name of small business issuer as specified in its charter)



           New York                                     14-1818862

(State or other jurisdiction of            (IRS Employer Identification No.
 incorporation or organization)


                  1151 Flatbush Road, Kingston, New York        12401
                 (Address of principal executive office)      (Zip Code)


                                 (845) 336-7700
                           (Issuer's Telephone Number)



Common Stock outstanding as of December 31, 2001  -  118,436


Transitional Small Business Disclosure Format   Yes            No      X



Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                                    WOM, INC.
                                  BALANCE SHEET

                                                                               December 31, 2001             March 31, 2001
                                                                               -----------------             --------------
                                                                                  (Unaudited)
                                     ASSETS

Cash                                                                                $    54                      $    54
                                                                                      =====                        =====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                                    $ 7,017                      $ 4,080
                                                                                      -----                        -----
    Total Liabilities                                                                 7,017                        4,080

Shareholders' Equity:
Common stock, $.01 par value, 250,000 shares authorized; issued 118,436 at
    December 31, 2001 and 125,811 at
    March 31, 2001                                                                    1,184                        1,258
Additional paid in capital                                                                0                            0
Accumulated deficit                                                                  (8,147)                      (5,284)
                                                                                      -----                        -----
       Total Shareholders' Equity (Deficit)                                          (6,963)                      (4,026)
                                                                                      -----                        -----
       Total Liabilities and Shareholders' Equity                                   $    54                      $    54
                                                                                       =====                        =====

See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                Three months ended                         Nine months ended
                                                      December 31,                           December 31,
                                                -------------------                        ------------------
                                               2001            2000                       2001          2000
                                               ----           -----                       ----          ----

Costs and Expenses:
  Selling, general and
   administrative expenses                 $    389      $      0                     $   2,077      $   3,940
                                               ----          -----                        -----          -----
     Total Costs and Expenses                   389             0                         2,077          3,940
                                               ----          -----                        -----          -----
Loss Before Income Taxes                       (389)            0                        (2,077)        (3,940)

Provision for Income Taxes                      100             0                           860             40
                                               ----          -----                        -----          ------
Net Loss                                   $   (489)     $      0                     $  (2,937)     $  (3,980)
                                               ====          =====                        =====          ======
Basic Loss per Share                       $   0.00      $   0.00                     $  ($0.02)     $  ($0.03)
                                               ====          =====                        =====          =====
Basic Weighted Average Number
   of Shares Outstanding                    119,219       135,886                       122,394        135,886
                                            =======       =======                       =======        =======


See accompanying notes to unaudited financial statements

                                    WOM, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Nine months ended             Nine months ended
                                                             December 31, 2001             December 31, 2000
                                                             ------------------            -----------------
Operating Activities:
    Net loss                                                  $    (2,937)                  $     (3,980)
Adjustments:
    Increase in accrued expenses                                   (2,937)                         3,980
                                                                    -----                          ------
    Net Cash Used
        By Operating Activities                               $         0                   $          0
                                                                    -----                          ------
Increase in Cash                                                        0                              0
Cash Beginning                                                         54                             54
                                                                    -----                          ------
Cash Ending                                                   $        54                   $         54
Supplemental Cash Flow Information:                                 =====                          ======
    Interest paid                                                       0                              0
    Income taxes paid                                                   0                              0



See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the "Company") as of December 31, 2001; the results of operations for the three- and nine-month periods ended December 31, 2001 and 2000; and the statement of cash flows for the corresponding nine-month periods.

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

C.       Common Stock
Prior to the completion of the Besicorp Ltd. merger, WOM issued to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger. During the nine-month period ended December 31, 2001 and during Fiscal 2001, 3,375 and 10,075 restricted shares, respectively, which had been granted to certain employees of Besicorp and which had been included in shares of common stock at the date of the merger, were forfeited by these employees. In addition, during the three months ended December 31, 2001, 4,000 shares of WOM common stock were canceled in connection with the settlement of litigation involving a dispute by Old Besicorp of the right of ownership by a former officer of shares of Old Besicorp. The WOM shares were distributed pursuant to the aforementioned April 25, 2000 distribution.

D.     Legal Proceedings
See Note 2 of the Notes to Financial Statements filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001 and PART II, Item 1. Legal Proceedings.

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

Liquidity and Capital Resources
As of December 31, 2001, we had cash of $54, which represented our initial capitalization, less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs, which do not have a maximum amount).

We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and, accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that approximately $1.6 million in the Escrow Fund as of February 2001 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.


PART II - OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings
         -----------------
For further information regarding the legal proceedings described below see WOM"s Annual Report on Form 10-KSB (the "Annual Report") for the period ended March 31, 2001. Capitalized terms used without being defined herein shall have the meanings ascribed to such terms by the Annual Report.

March Litigation
----------------

In March 1999, an action entitled James Lichtenberg and John Bansbach vs. Besicorp Group Inc., et. al. was commenced in the United States District Court for the Southern District of New York. As a result of the Prior Merger Order issued in this lawsuit, Old Besicorp assigned the contingent assets and/or liabilities comprising Old Besicorp's interest in the Derivative Litigation (i.e. two shareholder derivative lawsuits that had been brought against Old Besicorp) to Besicorp Ltd. Such interests (other than the interests with respect to one of the shareholder derivative lawsuits which had been dismissed and was thus not transferred) were subsequently transferred by Besicorp Ltd. to WOM. In February 2002, the United States Court of Appeals for the Second Circuit affirmed the District Court's issuance of the Prior Merger Order. WOM had previously disclosed that if the Prior Merger Order was reversed, it would return to Besicorp Ltd. the interests in the shareholder derivative lawsuit that had been transferred to it and that WOM would then dissolve. Inasmuch as the Prior Merger Order has been affirmed, WOM does not currently intend to return these interests to Besicorp Ltd. nor to dissolve.

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

 -------------------------

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

                                               Registrant
                                               WOM, Inc.



Date:           February 14, 2002          /s/ James E. Curtin
                                               ---------------
                                               James E. Curtin
                                               Treasurer
                                               (principal accounting officer)