Form 10KSB
period 2002-03-31
WOM INC
filed 2002-07-15
CIK 1101595

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended March 31, 2002

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

As of June 28, 2002, 118,436 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the issuer is not determinable because the shares are not traded on any exchange or automated quotation system.

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


     The Bansbach Litigation is a shareholder derivative action that was commenced in August 1997 by John Bansbach who was seeking to recover (i) certain legal fees and expenses paid by Old Besicorp to or on behalf of certain officers and directors of Old Besicorp in connection with the Proceeding and (ii) fees and expenses paid by Old Besicorp for its own defense. The Proceeding is an action that was brought in the United States District Court for the Southern District of New York in connection with contributions to the 1992 election campaign of

Congressman Maurice Hinchey. In connection with the Proceeding, in June 1997, Old Besicorp and Michael F. Zinn (then the Chairman of the Board, President and Chief Executive Officer of Old Besicorp and currently a director of Besicorp and
WOM), each entered a guilty plea pursuant to a plea bargain to one count of causing a false statement to be made to the Federal Election Commission and one count of filing a false tax return. As a result of such pleas , Old Besicorp was fined $36,400, and Mr. Zinn was fined $36,673 and sentenced to a six-month term of incarceration (which commenced in November 1997 and has been completed), and a two-year term (which commenced in May 1998 and was terminated before the scheduled end of the term) of supervised release thereafter.

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

     In August 1997, after Old Besicorp and Mr. Zinn had entered their pleas, Mr. Bansbach commenced the Bansbach Litigation. Old Besicorp was named as a nominal defendant in this shareholder derivative action and the other named defendants either were officers and/or directors of Old Besicorp at the time of the alleged acts (or omissions) for which the plaintiff sought relief or became officers and/or directors of Old Besicorp afterwards. The plaintiff sought to hold the defendants other than Old Besicorp liable to Old Besicorp for:

     - all sums advanced to or on behalf of Michael F. Zinn in connection with his defense of the Proceeding;

     - all sums advanced to or on behalf of Michael Daley, who at the time of the Proceeding was the Vice-President, Chief Financial Officer and Corporate Secretary of Old Besicorp and was subpoenaed for information in connection with the Proceeding;

     - all legal expenses, costs and fines incurred by Old Besicorp itself in connection with the Proceeding;

     - all harm to Old Besicorp's reputation and goodwill resulting from the Proceeding;

     -   punitive damages; and

     -   plaintiff's attorneys' fees, costs and expenses.

        The complaint in the Bansbach Litigation was dismissed by the Appellate Division, Third Department in a unanimous decision dated May 23, 2002. The plaintiff has filed a motion in the Appellate Division, Third Department seeking: (a) leave to file an amended complaint; (b) reargument of the decision dismissing the complaint; and (c) leave to appeal to the Court of Appeals. The defendants intend to oppose this motion.

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


     Since the Bansbach Litigation is a shareholder derivative action, if damages are paid by us or any other defendant, we should be the recipient. However, monies may be deducted for the fees and expenses of the plaintiff's attorneys. It is likely that if we receive any amounts, these amounts will be distributed to the holders of WOM Common Stock (except to the extent a court otherwise orders) shortly afterward and that WOM will then be liquidated. In addition, if at any time the Bansbach Litigation is decided in favor of the defendants it is anticipated that WOM will be liquidated.

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

Escrow Agreement


     In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. (As of May 31, 2002, there was approximately $1.5 million in the Escrow Fund.) The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation would continue to covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): to provide, (i) by funding claims for WOM Costs, that we shall be provided from the Escrow Fund with our reasonable expenses (up to $35,000 per annum) in connection with maintaining our existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off. In addition, BGI Parent remains entitled to reimbursement for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation Costs.

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

     Other persons may also be entitled to payments from the Escrow Funds. See "Item 1. Business - Escrow Agreement". WOM believes that the approximately $1.5 million in the Escrow Fund as of May 31, 2002 will be sufficient to pay current and future WOM Costs.

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

Item 6.   Management's Discussion and Analysis or Plan of Operations

Forward-Looking Information

     The discussion below includes or may include certain forward-looking statements that involve risks and uncertainties that concern WOM's financial position, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, you are cautioned that we cannot assure you that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include:

        - costs or difficulties related to our ability to fund our operations from the Escrow Fund);

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


Liquidity and Capital Resources

     As of March 31, 2002, we had cash of $54, which represented our initial capitalization less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).


We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that the approximately $1.5 million in the Escrow Fund at May 31, 2002 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

Item 7.    Financial Statements

Our financial statements are set forth at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Set forth below are the individuals serving as executive officers and directors of WOM.

Michael F. Zinn

    Mr. Zinn, 49, has been a direcor of WOM since December 1999. He served as President and Chief Executive Officer of WOM from December 1999 through March 2001. He is a cousin of Frederic M. Zinn, a director and executive officer of WOM.

Frederic M. Zinn

  Mr. Zinn, 44, has been a director of WOM since December 1999, President and Chief Executive Officer of WOM since April 2001 and Corporate Secretary from December 1999 to April 2002. Since April 2001 he has been President and Chief Executive Officer of Besicorp and served as Senior Vice President, General Counsel and Secretary of Besicorp from November 1998 to March 2001. He has also served as a director of Besicorp from April 2000. He joined Old Besicorp as a temporary executive with the title of Vice President in November 1997. He was appointed an executive officer of Old Besicorp holding the title of Senior Vice President and General Counsel in May 1998. He resigned as an officer of Old Besicorp in March, 1999. Prior to joining Old Besicorp, Mr. Zinn was the President of Zinn & Lebovic, a Professional Law Corporation, from 1992 to 1997. Before that, Mr. Zinn was General Counsel at JTE Real Estate Group, Inc. from 1989 to 1992; Associate Attorney at Palmieri, Tyler, Weiner, Wilhelm & Waldron from 1986 to 1988; and Associate Attorney at Hart, King & Coldren from 1982 to 1986. Mr. Zinn received a BA in Economics from the University of California at Davis and a JD from the UCLA School of Law. He is a cousin of Michael F. Zinn, a director of WOM.

Michael J. Daley

        Mr. Daley, 47, has been the Chief Financial Officer and Corporate Secretary of WOM since April 200. He is currently serving Besicorp as Cheif Financial Officer since April 2002 and Corporate Secretary since April 2001. Previously he was a director and the Executive Vice President and Chief Financial Officer of Besicorp from November 1998 to June 2000. He joined Old Besicorp as Financial Manager in August 1987 and was appointed Vice President, Finance & Administration in May 1989, Corporate Secretary in April 1991, Chief Financial Officer in September 1994, Chairman of the Board, Chief Executive Officer and President in 1997 and Executive Vice President in May 1998. He resigned all of his positions with Old Besicorp in March 1999. Mr. Daley holds a B.S. in Accounting From St. Francis College of Brooklyn, NY.

Item 10.   Executive compensation

         During the fiscal year ended March 31, 2002, our directors and executive officers did not receive any compensation from us for serving in such capacities. Pursuant to the Contribution Agreement, Besicorp has agreed to provide the service of its employees to us without charge; Besicorp's employees who provide services to us, including our directors and executive officers, may receive compensation for such services from Besicorp.

     We have not granted any Rights and there are no stock option, contribution, benefit or other plans for our directors, officers or employees.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table shows the shares of WOM Common Stock owned as of June 30, 2002 by each beneficial owner of more than 5% of the WOM Common Stock, the current directors, the current executive officers and by all current directors and executive officers as a group. Except as otherwise provided in the footnotes to the table, the beneficial owners have sole voting and investment power as to all securities.



                      Number of Shares
Name of               of Common Stock               Percent of Common Stock
Beneficial Owner     Beneficially Owned (1)         Beneficially Owned (1)

Michael F. Zinn            57,967 (2)                       48.9%
Frederic Zinn                   -                              *
Michael Daley                 670                              *
Harold M. Zinn             10,000                            8.1%
   2295 S. Ocean Blvd.
   Palm Beach, FL  33480

Current directors and
executive officers as
a group (3 persons)        58,637                            49.5%

* Less than 1 percent.

(1) Except as described below, such persons have the sole power to vote and direct the disposition of such shares.


(2)     Represents 57,967 shares held in the  name of Besicorp Holdings. Michael
        F. Zinn is a director of Besicorp Holdings. Avalon owns approximately 94.5% of the shares of Besicorp Holdings' common stock and therefore can appoint and remove the directors. The only members of Avalon are Michael F. Zinn and his wife, Valerie Zinn, who owns a nominal interest in Avalon. Michael F. Zinn is the sole manager of Avalon and therefore is the only person with power to vote or dispose of Avalon's shares of Besicorp Holdings' common stock.


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

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.             Description
-----------             -----------

2.1 Contribution and Distribution Agreement by and between Besicorp and WOM3

3(i)                    Certificate of Incorporation of WOM, Inc.1

3(ii)                   By-Laws of WOM, Inc.3

10.1 Indemnification Agreement dated as of March 22, 1999 by and among Old Besicorp, Besicorp, BGI Parent and BGI Acquisition 1

10.2 Escrow Agreement dated as of March 22, 1999 by and among Besicorp, Old Besicorp, BGI Parent and BGI Acquisition.1

10.3 Amendment No.1 to the Escrow Agreement dated as of February 23, 2000 by and among Besicorp, Old Besicorp, BGI Parent and WOM.2

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

(b)  Reports on Form 8-K
None

INDEX TO THE FINANCIAL STATEMENTS OF WOM, INC.


Index to the Financial Statements of WOM, Inc............................................     F-1

Independent Auditor's Report.............................................................     F-2

Balance Sheet as of March 31, 2002 and March 31, 2001....................................     F-3

Statement of Operations for the years ended March 31, 2002 and
March 31, 2001..........................................................................      F-4

Statement of Changes in Shareholders' Equity (Deficiency) for the years
ended March 31, 2002 and March 31, 2001 ...............................................       F-5

Statement of Cash Flows for the years ended March 31, 2002 and March 31, 2001...........      F-6

Notes to Financial Statements of WOM, Inc..............................................       F-7


[LOGO]


Independent Auditor's Report


To the Board of Directors and Shareholders of WOM, Inc.

We have audited the accompanying balance sheets of WOM, Inc. as of March 31, 2002 and 2001, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOM, Inc. as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                                /s/ URBACH KAHN & WERLIN LLP


June 25, 2002
Albany, New York

                                    WOM, INC.
                                  BALANCE SHEET



                                                            March 31, 2002       March 31, 2001
                                                            --------------       --------------
                                     ASSETS


Cash                                                        $          54        $          54
                                                              ===========          ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                            $       4,865        $       4,080
                                                              -----------          -----------
    Total Liabilities                                               4,865                4,080
                                                              -----------          -----------
Shareholders' Equity:
Common stock, $.01 par value, 250,000 shares authorized;
  118,436 shares issued at March 31, 2002 and
  125,811 shares issued at March 31, 2001                           1,184
                                                                                         1,258

Accumulated deficit                                                (5,995)              (5,284)
                                                               -----------         ------------
       Total Shareholders' Equity (Deficit)                         4,811               (4,026)
                                                               ----------          ------------
       Total Liabilities and Shareholders' Equity           $          54         $         54
                                                               ==========          ============

See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                             STATEMENT OF OPERATIONS




                                               For the Year Eneded              For the Year Ended
                                                 March  31, 2002                  March 31, 2001
                                               --------------------             -------------------

Costs and Expenses:
    Selling, general and
        administrative expenses                    $        25                  $     3,940
                                                     ---------                    ---------
        Total Costs and Expenses                            25                        3,940
                                                     ---------                    ---------
Loss Before Income Taxes                                   (25)                      (3,940)

Provision for Income Taxes                                (760)                         (40)
                                                     ---------                    ---------
Net Loss                                                  (789)                      (3,980)
                                                     =========                    ==========
Basic Loss per Share                                     (0.01)                       (0.03)
                                                     =========                    ==========
Basic Weighted Average Number
    of Shares Outstanding`                             121,418                      123,676
                                                     =========                    ==========

See accompanying notes to financial statements.

                                    WOM, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   For The Years Ended March 31, 2002 and 2001

                                                                Additional        Retained Earnings
                                         Common Stock         Pain-In Capital         (Deficit)                Total
                                         ------------         ---------------     -----------------            -----

Balance at March 31, 2000                $         1            $        99        $     (146)                 $ (46)


Issuance of common stock                       1,358                    (99)           (1,259)                     0


Forfeitures of Restricted Stock                 (101)                     -               101                      0


Net Loss for the Year                              -                      -            (3,980)                (3,980)
                                            ---------              ---------          --------                 ------

Balance at March 31, 2001                $     1,258            $         0        $   (5,284)              $ (4,026)


Forfeitures of Restricted Stock                  (74)                     -                74                      -

Net Loss for the Year                              -                      -              (785)                  (785)
                                            ---------              ---------          ---------                ------
Balance at March 31,2002                       1,184                      -            (5,995)                (4,811)
                                            =========              ==========         =========                ======

See accompanying notes to financial statements.

                                    WOM, INC.
                             STATEMENT OF CASH FLOWS




                                               For the Year Ended       For the Year Ended
                                                 March 31, 2002            March 31, 2001
                                               ------------------       -------------------

Operating Activities:

    Net loss                                    $     (785)               $ (3,980)
Adjustments:
    Increase in accrued expenses                       785                   3,980
                                                     ------                   -----
    Net Cash Used
        By Operating Activities                          -                       -


Increase in Cash                                         -                       0
Cash Beginning                                          54                      54
                                                     ------                   -----
Cash Ending                                             54                  $   54
                                                     ======
Supplemental Cash Flow Information:
    Interest paid                                        0                  $    0
    Income taxes paid                                    0                       0



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

The Proceeding is an action that was brought in the United States District Court for the Southern District of New York in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey. In connection with the Proceeding, in June 1997, Old Besicorp and Michael F. Zinn (then the Chairman of the Board, President and Chief Executive Officer of Old Besicorp and currently a director of both Besicorp and of WOM), each entered a guilty plea to one count of causing a false statement to be made to the Federal Election Commission and one count of filing a false tax return. As a result of such pleas, Old Besicorp was fined $36,400, and Mr. Zinn was fined $36,673 and sentenced to a six-month term of incarceration (which commenced in November 1997 and has been completed), and a two-year term (which commenced in May 1998 and was terminated before the scheduled end of the term) of supervised release thereafter. He resigned as Chairman of the Board, President and Chief Executive Officer of Old Besicorp in November 1997 and was reappointed to such positions in May 1998.

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

In August 1997, after Old Besicorp and Mr. Zinn had entered their pleas, Mr. Bansbach commenced the Bansbach Litigation. Old Besicorp was named as a nominal defendant in this shareholder derivative action and the other named defendants either were officers and/or directors of Old Besicorp at the time of the alleged acts (or omissions) for which the plaintiff seeks relief or became officers and/or directors of Old Besicorp afterwards. The plaintiff sought to hold the defendants other than Old Besicorp liable to Old Besicorp for: (a) all sums advanced to or on behalf of Michael F. Zinn in connection with his defense of the Proceeding; (b) all sums advanced to or on behalf of Michael Daley, who at the time of the Proceeding, was the Vice President, Chief Financial Officer and Corporate Secretary of Old Besicorp (and who is currently Chief Financial Officer and Corporate Secretary of Besicorp) and was subpoenaed for information in connection with the Proceeding; (c) all legal expenses, costs and fines incurred by Old Besicorp itself in connection with the Proceeding; (d) all harm to Old Besicorp's reputation and goodwill resulting from the Proceeding; (e) punitive damages; and (f) plaintiffs attorneys, fees, costs and expenses.

The complaint in the Bansbach Litigation was dismissed by the Appellate Division , Third Department in a unanimous decision dated May 23, 2002. The plaintiff has filed a motion in the Appellate Division, Third Department seeking: (a) leave to file an amended complaint; (b) reargument of the decision dismissing the complaint; and (c) leave to appeal to the Court of Appeals. The defendants intend to oppose this motion.

On March 1, 1999 Old Besicorp distributed proxy materials for a special meeting of its shareholders to adopt a plan of merger pursuant to which Old Besicorp would merge with another company and distribute certain of its businesses to Besicorp Ltd. (the "Prior Plan of Merger"). The meeting was scheduled for March 19, 1999 and it was contemplated that if the Prior Plan of Merger was approved by Old Besicorp shareholders the Prior Merger would occur shortly afterwards. Effectuation of the Prior Merger would adversely affect the Bansbach Litigation and the Lichtenberg Litigation.

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

The March Complaint sought injunctive relief directing full disclosure of the financial impact on Old Besicorp's shareholders of the termination of the Derivative Litigation and full disclosure of the alleged intentional structuring of the Prior Merger to cause the termination of the Derivative Litigation. The March Complaint also sought an order directing that the Derivative Litigation be transferred to Besicorp, that the Prior Merger Consideration payable to Mr. Zinn and two former directors and executive officers of Old Besicorp, Martin E. Enowitz and Steven I. Eisenberg, for their shares of Old Besicorp's common stock (which were subject to the Lichtenberg Litigation) be held in escrow, and that certain amounts at issue in the Bansbach Litigation be held in escrow pending final adjudication of the respective actions. The March Complaint also sought unspecified money damages.

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


Since the Bansbach Litigation is a shareholder derivative action, if damages are paid by WOM or any other defendant, WOM should be the recipient. However, monies may be deducted for the fees and expenses of the plaintiff's attorneys. It is likely that if WOM receives any amounts, these amounts will be distributed to the holders of WOM Common Stock (except to the extent a court otherwise orders) shortly afterward and that WOM will then be liquidated. In addition, if at any time the Bansbach Litigation is decided in favor of the defendants it is anticipated that WOM will be liquidated.

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


NOTE 4 CAPITAL STOCK

Prior to the completion of the Besicorp Ltd. merger, WOM issued, to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger. During the fiscal years ended March 31, 2002 and 2001, 3,375 and 10,075 restricted shares, respectively, which had been granted to certain empployees of Besicorp and which had been included in shares of common stock at the date of the merger, were forfeited by these employees. In addition , during the fiscal year ended March 31, 2002 , 4,000 shares of WOM common stock were canceled in connection with the settlement of litigation involving a dispute by Old Besicorp of the right of ownership by a former officer of shares of Old Besicorp. The WOM shares were distributed pursuant to the aforementioned April 25, 2000 distribution.


NOTE 5 ESCROW FUND (UNAUDITED)

In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation is still covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): (i) to provide, by funding claims for WOM Costs, that WOM shall be provided from the Escrow Fund with its reasonable expenses (up to $35,000 per annum) in connection with maintaining WOM's existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) to provide that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off. In addition, BGI Parent remains entitled to reimbursements for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation

Costs. As of May 31, 2002, as a result of permitted releases aggregating approximately $5.9 million and after giving effect to interest income aggregating approximately $0.9 million, the Escrow Fund contained approximately $1.5 million.

NOTE 6  INCOME TAXES/DUE TO PARENT

The provision for income taxes for Fiscal 2001 and 2002 represents the minimum tax liability due to New York State and is included in Accrued Expenses.

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

Escrow Agreement means the escrow agreement entered into on March 22, 1999 by Besicorp and certain other parties, as amended by the Escrow Agreement Amendment.

Escrow Agreement Amendment means Amendment No. 1 to the Escrow Agreement, dated as of February 23, 2000, effective as of the date of the Spin-Off, by and between Besicorp, WOM and certain other parties.

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

March Director Defendants mean the Old Besicorp Board in March 1999 consisting of Michael F. Zinn, Michael Daley, Melanie Norden, Gerald Habib and Richard Rosen.

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

Trust means The Zinn Family Charitable Trust.

WOM means WOM, Inc., a New York corporation and a formerly wholly-owned subsidiary of Besicorp which was distributed to the holders of Besicorp Common Stock pursuant to the Spin-Off.

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

                                                    WOM, Inc.

                                        By:    /s/ Frederic M. Zinn
                                               --------------------------
                                                   Frederic M., President
July 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                           Date


/s/Frederic M. Zinn             President and Director          July 15, 2002
   ----------------             (principal executive officer)
   Frederic M. Zinn



/s/Michael F.Zinn               Director                        July 15, 2002
   ---------------
   Michael F. Zinn


/s/Michael J. Daley              Chief Financial Officer        July 15, 2002
   ---------------              (principal financial and
   Michael J. Daley              accounting officer)