Form 10QSB
period 2002-06-30
WOM INC
filed 2002-08-19
CIK 1101595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                For the transition period from         to

                                            Commission file number 000-28789



                                    WOM, INC.

        (Exact name of small business issuer as specified in its charter)



           New York                                     14-1818862

(State or other jurisdiction of            (IRS Employer Identification No.
 incorporation or organization)


                  1151 Flatbush Road, Kingston, New York        12401
                 (Address of principal executive office)      (Zip Code)


                                 (845) 336-7700
                           (Issuer's Telephone Number)



Common Stock outstanding as of June 30, 2002  -  118,436


Transitional Small Business Disclosure Format   Yes            No      X



Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                                    WOM, INC.
                                  BALANCE SHEET

                                                                                 June 30, 2002               March 31, 2002
                                                                               -----------------             --------------
                                                                                  (Unaudited)
                                     ASSETS

Cash                                                                                $    54                      $    54
                                                                                      =====                        =====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                                    $ 5,665                      $ 4,865
                                                                                      -----                        -----
    Total Liabilities                                                                 5,665                        4,865
                                                                                      -----                        -----
Shareholders' Equity:
Common stock, $.01 par value, 250,000 shares authorized; issued 118,436 at
    June 30, 2002 and March 31, 2002                                                  1,184                        1,184

Accumulated deficit                                                                  (6,795)                      (5,995)
                                                                                      -----                        -----
       Total Shareholders' Equity (Deficit)                                          (5,611)                      (4,811)
                                                                                      -----                        -----
       Total Liabilities and Shareholders' Equity                                   $    54                      $    54
                                                                                       =====                        =====

See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                Three months ended
                                                      June 30,
                                                -------------------
                                               2002            2001
                                               ----           -----

Costs and Expenses:
  Selling, general and
   administrative expenses                 $      0      $    1,688
                                               ----           -----
     Total Costs and Expenses                     0           1,688
                                               ----           -----
Loss Before Income Taxes                          0          (1,688)

Provision for Income Taxes                      800             760
                                               ----           -----
Net Loss                                   $   (800)      $  (2,448)
                                               ====          ======
Basic Loss per Share                       $  (0.01)      $   (0.02)
                                               ====          ======
Basic Weighted Average Number
   of Shares Outstanding                    118,436         125,561
                                            =======         =======



See accompanying notes to unaudited financial statements

                                    WOM, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Three months ended             Three months ended
                                                                June 30, 2002                  June 30, 2001
                                                             ------------------             ------------------
Operating Activities:
    Net loss                                                  $    (800)                  $     (2,448)
Adjustments:
    Increase in accrued expenses                                    800                          2,448
                                                                   -----                         ------
    Net Cash Used
        By Operating Activities                               $       0                   $          0
                                                                   -----                         ------
Increase in Cash                                                      0                              0
Cash Beginning                                                       54                             54
                                                                   -----                         ------
Cash Ending                                                   $      54                   $         54
Supplemental Cash Flow Information:                                =====                         ======
    Interest paid                                                     0                              0
    Income taxes paid                                                 0                              0



See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the "Company") as of June 30, 2002; the results of operations for the three-month periods ended June 30, 2002 and 2001; and the statement of cash flows for the corresponding three-month periods.

B.     Business
Besicorp Ltd. ("Besicorp") incorporated WOM, INC. ("WOM") in December 1999, by contributing $100 in exchange for 100 shares of WOM common stock in order to effectuate a spin-off prior to the merger of Besicorp Ltd. WOM was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation (See Note 2 of the Notes to Financial Statements filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002). Capitalized terms used without being defined herein shall have the meanings ascribed to such terms by WOM's Annual Report on Form 10-KSB for the year ended March 31, 2002 filed with the Securities and Exchange Commission on or about July 15, 2002.

C.       Common Stock
Prior to the completion of the Besicorp Ltd. merger, WOM issued to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger. During the three-month period ended June 30, 2002 and during Fiscal 2002, 0 and 3,375 restricted shares, respectively, which had been granted to certain employees of Besicorp and which had been included in shares of common stock at the date of the merger, were forfeited by these employees. In addition, during Fiscal 2002 4,000 shares of WOM common stock were canceled in connection with the settlement of litigation involving a dispute by Old Besicorp of the right of ownership by a former officer of shares of Old Besicorp. The WOM shares were distributed pursuant to the aforementioned April 25, 2000 distribution.

D.     Legal Proceedings
See the Company's Annual Report on Form 10-KSB for the year ended March 31,
2002.

Item 2.   Management's Discussion and Analysis of Plan of Operations
          ----------------------------------------------------------
Forward-Looking Information
The discussion below includes or may include certain forward-looking statements that involve risks and uncertainties that concern WOM's financial position, projected costs, and plans and objectives of management for future operations, as well as other statements, including such words as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, you are cautioned that we cannot assure you that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include:

        - Costs or difficulties related to our ability to fund our operations from the Escrow Fund;
        -   The time it takes to resolve the Bansbach Litigation; and
        -   The outcome of the Bansbach Litigation.

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

Results of Operations
We are not engaged in any business activities nor do we intend to engage in any such activities and, accordingly, we do not expect to have any future revenues or profits. Our expenses generally will be limited to the expenses incurred in preparing documents required to be filed by public companies, the expense of distributing materials to shareholders and the transfer agent's fees, as well as the costs associated with defending the Bansbach Litigation. These expenses will generally be paid directly from the Escrow Fund and will not be reflected on our financial statements. We have no full-time employees and no offices; Besicorp agreed in the Contribution Agreement to provide us with the services of its employees and to allow us to use its offices free of charge to the extent that we determine they are reasonably necessary and for so long as we shall seek such services and the use of such offices.

WOM's principal asset consists of its interest in the Bansbach Litigation. These contingent assets comprise Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. We believe that these contingent assets generally consist of any recovery to which Old Besicorp would be entitled as a result of the resolution of the Bansbach Litigation. (However, we are under no obligation to prosecute the action or to assist the plaintiff, financially or otherwise, in his prosecution of the Bansbach Litigation and we have no intention of providing any assistant to the plaintiff). Because we are not engaged in any business activity, these assets are our only possible source of revenues. These assets will not generate any revenues to WOM unless there is a settlement or final judgment in favor of the plaintiff in the Bansbach Litigation.

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

Liquidity and Capital Resources
As of June 30, 2002, we had cash of $54, which represented our initial capitalization, less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs, which do not have a maximum amount).

We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and, accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that approximately $1.5 million in the Escrow Fund as of July 2002 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.


PART II - OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings
         -----------------
For further information regarding legal proceedings see WOM's Annual Report on Form 10-KSB (the "Annual Report") for the year ended March 31, 2002.



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

                                               Registrant
                                               WOM, Inc.


Date:           August 19, 2002           /s/ Frederic M. Zinn
                                              ----------------
                                              Frederic M. Zinn
                                              Chief Executive Officer
                                              (principal executive officer)




Date:           August 19, 2002           /s/  Michael J. Daley
                                               ----------------
                                               Michael J. Daley
                                               Chief Financial Officer
                                               (principal financial and
                                               accounting officer)

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WOM, Inc. (the "Company")on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Michael J. Daley the Chief Financial Officer and Frederic M. Zinn the Principal Executive Ofifcer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 19, 2002

WOM, Inc.

           /s/ Frederic M. Zinn
               ----------------
               Frederic M. Zinn
               Chief Executive Officer





           /s/  Michael J. Daley
                ----------------
                Michael J. Daley
                Chief Financial Officer