Form 10QSB
period 2002-09-30
WOM INC
filed 2002-11-19
CIK 1101595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                              For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                For the transition period from         to

                                            Commission file number 000-28789



                                    WOM, INC.

        (Exact name of small business issuer as specified in its charter)



           New York                                     14-1818862

(State or other jurisdiction of            (IRS Employer Identification No.
 incorporation or organization)


                  1151 Flatbush Road, Kingston, New York        12401
                 (Address of principal executive office)      (Zip Code)


                                 (845) 336-7700
                           (Issuer's Telephone Number)



Common Stock outstanding as of September 30, 2002  -  118,436


Transitional Small Business Disclosure Format   Yes            No      X



Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                                    WOM, INC.
                                  BALANCE SHEET

                                                                               September 30, 2002           March 31, 2002
                                                                               ------------------           --------------
                                                                                  (Unaudited)
                                     ASSETS

Cash                                                                                $    54                      $    54
                                                                                      =====                        =====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                                    $ 5,665                      $ 4,865
                                                                                      -----                        -----
    Total Liabilities                                                                 5,665                        4,865
                                                                                      -----                        -----
Shareholders' Equity:
Common stock, $.01 par value, 250,000 shares authorized; issued 118,436 at
    September 30, 2002 and March 31, 2002                                             1,184                        1,184

Accumulated deficit                                                                  (6,795)                      (5,995)
                                                                                      -----                        -----
       Total Shareholders' Equity (Deficit)                                          (5,611)                      (4,811)
                                                                                      -----                        -----
       Total Liabilities and Shareholders' Equity                                   $    54                      $    54
                                                                                       =====                        =====

See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                Three months ended                      Six months ended
                                                   September 30,                          September 30
                                                -------------------                     -----------------
                                               2002            2001                     2002          2001
                                               ----           -----                     ----          ----

Costs and Expenses:
  Selling, general and
   administrative expenses                 $      0      $        0              $        0       $   1,688
                                            -------           -----                 --------        --------
     Total Costs and Expenses                     0               0                       0           1,688
                                            -------           -----                 --------        --------
Loss Before Income Taxes                          0               0                                  (1,688)

Provision for Income Taxes                        0               0                     800             760
                                            -------           -----                --------         --------
Net Loss                                   $      0      $        0              $     (800)      $  (2,448)
                                            =======          ======                ========         ========
Basic Loss per Share                       $      0      $     0.00              $    (0.01)      $   (0.02)
                                            =======          ======                ========         =======
Basic Weighted Average Number
   of Shares Outstanding                    118,436         135,886                118,4436         123,990
                                            =======         =======                ========         =======


See accompanying notes to unaudited financial statements

                                    WOM, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Six months ended             Six months ended
                                                            September 30, 2002           September 30, 2001
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

                                    WOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the "Company") as of September 30, 2002; the results of operations for the three and six-month periods ended September 30, 2002 and 2001; and the statement of cash flows for the corresponding six -month periods.

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

C.       Common Stock
Prior to the completion of the Besicorp Ltd. merger, WOM issued to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger. During the six-month period ended September 30, 2002 and during Fiscal 2002, 0 and 3,375 restricted shares, respectively, which had been granted to certain employees of Besicorp and which had been included in shares of common stock at the date of the merger, were forfeited by these employees. In addition, during Fiscal 2002 4,000 shares of WOM common stock were canceled in connection with the settlement of litigation involving a dispute by Old Besicorp of the right of ownership by a former officer of shares of Old Besicorp. The WOM shares were distributed pursuant to the aforementioned April 25, 2000 distribution.

D.     Legal Proceedings
 The complaint in the Bansbach Litigation was dimissed by the Appellate Division, Third Department (the "Third Department") in a unamimous decision in May 2002. Plaintiff's motion for leave to file an amended complaint, reargument of the decision dismissing the complaint and leave to appeal to the Court of Appeals was denied by the Third Department in August 2002. See the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002.

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

Liquidity and Capital Resources
As of September 30, 2002, we had cash of $54, which represented our initial capitalization, less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs, which do not have a maximum amount).

We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and, accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that approximately $1.4 million in the Escrow Fund as of November 2002 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

Item 3. Controls and Procedures

The person serving as the Company's principal executive officer and principal financial officer (or those persons performing similiar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)under the Securites Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors tht could signifcantly affect the internal controls subsequent to the Evaluation Date.



PART II - OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings
         -----------------
The complaint in the Bansbach Litigation was dimissed by the Appellate Division, Third Department in a unamimous decision in May 2002. Plaintiff's motion for leave to file an amended complaint, reargument of the decision, dismissing the complaint and leave to appeal to the Court of Appeals was denied by the Third Department in August 2002. For further information regarding legal proceedings see WOM's Annual Report on Form 10-KSB (the "Annual Report") for the year ended March 31, 2002.


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

                                               Registrant
                                               WOM, Inc.


Date:           November 19, 2002         /s/ Frederic M. Zinn
                                              ----------------
                                              Frederic M. Zinn
                                              President
                                             (principal executive officer and
                                              principal financial and
                                              accounting officer)

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WOM, Inc. (the "Company")on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Frederic M. Zinn the principal executive officer and principal financial officer, certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 19, 2002


           /s/ Frederic M. Zinn
               ----------------
               Frederic M. Zinn
               President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Frederic M. Zinn the principal executive officer and principal financial officer, have reviewed this quarterly report 10-QSB of WOM, Inc. for the period ended September 30, 2002.

Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of this quarterly report (the "Evaluation Date"); and

C. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

I have disclosed , based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors (or the persons fulfilling the equivalent function):

A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002                      /s/ Frederic M. Zinn
                                                  ----------------
                                                  Frederic M. Zinn
                                                  President