Form 10KSB
period 2003-03-31
WOM INC
filed 2003-07-11
CIK 1101595

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended March 31, 2003

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

As of June 27, 2003, 118,436 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the issuer is not determinable because the shares are not traded on any exchange or automated quotation system.

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

     On account of our very limited activities, we have no full-time employees and no offices. We are not compensating our officer and directors, each of whom is also an officer or director of Besicorp, for the services they render on our behalf. Besicorp agreed in the Contribution Agreement to provide us with the services of its employees and to allow us to use its offices free of charge to the extent that we determine they are reasonably necessary and for so long as we shall seek such services and the use of such offices. We have no suppliers, no customers, and, except for our interest in the Bansbach Litigation, we are not parties to any litigation. We have no foreign operations and our activities are not subject to any U.S., state, foreign or local laws or regulations (other than those generally applicable to public corporations).

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

        The complaint in the Bansbach Litigation was dismissed by the Appellate Division, Third Department in a unanimous decision in May 2002. The plaintiff's motion to the Appellate Division, Third Department seeking: (a) leave to file an amended complaint; (b) reargument of the decision dismissing the complaint; and
(c) leave to appeal to the Court of Appeals was denied in August 2002. In January 2003 the Court of Appeals granted Plaintiff's motion for leave to appeal to the Court of Appeals.

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

Escrow Agreement

     In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. (As of May 31, 2003, there was approximately $1.4 million in the Escrow Fund.) The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation would continue to be covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): to provide, (i) by funding claims for WOM Costs, that we shall be provided from the Escrow Fund with our reasonable expenses (up to $35,000 per annum) in connection with maintaining our existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off. In addition, BGI Parent remains entitled to reimbursement for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation Costs.

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

     Other persons may also be entitled to payments from the Escrow Funds. See "Item 1. Business - Escrow Agreement". WOM believes that the approximately $1.4 million in the Escrow Fund as of May 31, 2003 will be sufficient to pay current and future WOM Costs.

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


Liquidity and Capital Resources

     As of March 31, 2003, we had cash of $54, which represented our initial capitalization less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).


We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that the approximately $1.4 million in the Escrow Fund at May 31, 2003 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

Item 7.    Financial Statements

Our financial statements are set forth at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Set forth below are the individuals serving as executive officer and directors of WOM.

Michael F. Zinn

    Mr. Zinn, 50, has been a director of WOM since December 1999. He served as President and Chief Executive Officer of WOM from December 1999 through March 2001. He is a cousin of Frederic M. Zinn, a director and executive officer of WOM.

Frederic M. Zinn

  Mr. Zinn, 45, has been a director of WOM since December 1999, President and Chief Executive Officer of WOM since April 2001 and Corporate Secretary since October 2002. He was previously corporate secretary from December 1999 to April 2002. Since April 2001 he has been President and Chief Executive Officer of Besicorp, and since May 2003 has been secretary, and served as Senior Vice President, General Counsel and Secretary of Besicorp from November 1998 to March 2001. He has also served as a director of Besicorp from April 2000. He joined Old Besicorp as a temporary executive with the title of Vice President in November 1997. He was appointed an executive officer of Old Besicorp holding the title of Senior Vice President and General Counsel in May 1998. He resigned as an officer of Old Besicorp in March, 1999. Prior to joining Old Besicorp, Mr. Zinn was the President of Zinn & Lebovic, a Professional Law Corporation, from 1992 to 1997. Before that, Mr. Zinn was General Counsel at JTE Real Estate Group, Inc. from 1989 to 1992; Associate Attorney at Palmieri, Tyler, Weiner, Wilhelm & Waldron from 1986 to 1988; and Associate Attorney at Hart, King & Coldren from 1982 to 1986. Mr. Zinn received a BA in Economics from the University of California at Davis and a JD from the UCLA School of Law. He is a cousin of Michael F. Zinn, a director of WOM.

Item 10.   Executive compensation

         During the fiscal year ended March 31, 2003, our directors and executive officers did not receive any compensation from us for serving in such capacities. Pursuant to the Contribution Agreement, Besicorp has agreed to provide the service of its employees to us without charge; Besicorp's employees who provide services to us, including our directors and executive officers, may receive compensation for such services from Besicorp.

     We have not granted any Rights and there are no stock option, contribution, benefit or other plans for our directors, officers or employees.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table shows the shares of WOM Common Stock owned as of June 27, 2003 by each beneficial owner of more than 5% of the WOM Common Stock, the current directors, the current executive officers and by all current directors and executive officers as a group. Except as otherwise provided in the footnotes to the table, the beneficial owners have sole voting and investment power as to all securities.



                      Number of Shares
Name of               of Common Stock               Percent of Common Stock
Beneficial Owner     Beneficially Owned (1)         Beneficially Owned (1)

Michael F. Zinn            57,967 (2)                       48.9%
Frederic M. Zinn                -                              *
Harold M. Zinn             10,000                            8.4%
   2295 S. Ocean Blvd.
   Palm Beach, FL  33480

Current directors and
executive officer as
a group (2 persons)        57,967                            48.9%

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

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that during the fiscal years ended March 31, 2003, 2002 and 2001, all officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements except as follows: Mr. Michael J Daley (a former officer of WOM) did not file on a timely basis one report disclosing that he had become an executive officer of WOM; each of Frederic M Zinn (currently a director and officer of WOM), Michael
F. Zinn (currently a director of WOM) and James E Curtin (formerly an officer of
WOM) did not file on a timely basis two reports , one report with respect to a transaction pursuant to which such persons received shares of WOM common stock pursuant to a pro rata distribution of such stock made to holders of Besicorp Ltd common stock and one report with respect to the forfeiture by such person of their WOM common stock; and Bersicorp Ltd (formerly the holder of more than ten percent of WOM common stock) did not timely report that it had effected the pro rata distribution of WOM common stock.

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

(b)  Reports on Form 8-K
None

ITEM 14.  CONTROL & PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

     The Company has established a series of systems and procedures to assure full and timely disclosure of material information respecting the Company. Our Chief Executive Officer and Chief Financial Officer (one individual who performs both functions), based on his evaluation of our systems of internal controls and procedures as of a date within 90 days of the filing date of this report, concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to us required to be included in our periodic SEC filings.

(b)      Changes in Internal Controls

     There were no changes in our internal controls or in other factors that would significantly affect these controls subsequent to the date of their evaluation.

INDEX TO THE FINANCIAL STATEMENTS OF WOM, INC.


Index to the Financial Statements of WOM, Inc............................................     F-1

Independent Auditor's Report.............................................................     F-2

Balance Sheet as of March 31, 2003 and March 31, 2002....................................     F-3

Statement of Operations for the years ended March 31, 2003 and
March 31, 2002..........................................................................      F-4

Statement of Changes in Shareholders' Equity (Deficiency) for the years
ended March 31, 2003 and March 31, 2002 ...............................................       F-5

Statement of Cash Flows for the years ended March 31, 2003 and March 31, 2002...........      F-6

Notes to Financial Statements of WOM, Inc..............................................       F-7


[LOGO]


Independent Auditor's Report


To the Board of Directors and Shareholders of WOM, Inc.

We have audited the accompanying balance sheets of WOM, Inc. as of March 31, 2003 and 2002 and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOM, Inc. as of March 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                                /s/ URBACH KAHN & WERLIN LLP


June 23, 2003
Albany, New York

                                    WOM, INC.
                                  BALANCE SHEET



                                                            March 31, 2003         March 31, 2002
                                                            --------------         --------------
                                     ASSETS


Cash                                                        $          54          $          54
                                                              ===========             ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                            $       5,665          $       4,865
                                                              -----------             -----------
    Total Liabilities                                               5,665                  4,865
                                                              -----------             -----------
Shareholders' Equity:
Common stock, $.01 par value, 250,000 shares authorized;
  118,436 shares issued at March 31, 2003 and 2002
                                                                    1,184                  1,184


Accumulated deficit                                                (6,795)                (5,995)
                                                               -----------            ------------
       Total Shareholders' Equity (Deficit)                        (5,611)                (4,811)
                                                               -----------            ------------
       Total Liabilities and Shareholders' Equity           $          54           $         54
                                                               ===========            ============

See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                             STATEMENT OF OPERATIONS




                                               For the Year Ended      For the Year Ended
                                                 March 31, 2003            March 31, 2002
                                               -------------------     ------------------

Costs and Expenses:
    Selling, general and
        administrative expenses                    $         0             $           25
                                                     ---------                ------------
        Total Costs and Expenses                             0                         25
                                                     ---------                ------------
Loss Before Income Taxes                                     0                        (25)

Provision for Income Taxes                                 800                        760
                                                     ---------                 -----------
Net Loss                                           $      (800)            $         (785)
                                                     ==========                ===========
Basic Loss per Share                               $     (0.01)            $        (0.01)
                                                     ==========                ===========
Basic Weighted Average Number
    of Shares Outstanding`                             118,436                    121,418
                                                     ==========                ===========

See accompanying notes to financial statements.

                                    WOM, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   For The Years Ended March 31, 2003 and 2002

                                                                Additional        Retained Earnings
                                         Common Stock         Paid-In Capital         (Deficit)                Total
                                         ------------         ---------------     -----------------            -----

Balance at March 31, 2001                $     1,258            $         0        $   (5,284)              $ (4,026)


Forfeitures of Restricted Stock                  (74)                     -                74                      -

Net Loss for the Year                              -                      -              (785)                  (785)
                                            ---------              ---------          ---------                ------
Balance at March 31, 2002                $      1,184            $         -       $    (5,995)             $  (4,811)

Net Loss for the Year                              -                      -              (800)                  (800)
                                            ---------              ---------          ---------              --------
Balance at March 31, 2003               $      1,184            $         0      $     (6,795)             $  (5,611)
                                            ========               =========           ========              =========

See accompanying notes to financial statements.

                                    WOM, INC.
                             STATEMENT OF CASH FLOWS




                                               For the Year Ended      For the Year Ended
                                                 March 31, 2003          March 31, 2002
                                               -------------------     ------------------

Operating Activities:

    Net loss                                    $     (800)               $       (785)
Adjustments:
    Increase in accrued expenses                       800                         785
                                                      -----                       -----
    Net Cash Used
        By Operating Activities                 $        0                $          0
                                                      -----                       -----

Increase in Cash                                         0                           0
Cash Beginning                                          54                          54
                                                      -----                       ------
Cash Ending                                     $       54                $         54
                                                     ======                       ======
Supplemental Cash Flow Information:
    Interest paid                               $        0                $          0
    Income taxes paid                                    0                           0



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

Old Besicorp paid certain legal expenses incurred on its own behalf and by certain officers and directors in connection with the Proceeding. As of March 31, 2003, and 2002, the amounts paid on behalf of Michael F. Zinn in connection with the Proceeding equaled $338,517. In addition, Old Besicorp reimbursed him for the legal fees and expenses (approximately $39,180) which had been incurred by third parties in connection with the Proceeding and which had been paid by him. In addition, Old Besicorp paid additional legal fees and disbursements of approximately $742,576 incurred in connection with the Proceeding by Old Besicorp, certain directors, officers, and employees and their spouses who were defendants or actual or potential witnesses in this matter.

In August 1997, after Old Besicorp and Mr. Zinn had entered their pleas, Mr. Bansbach commenced the Bansbach Litigation. Old Besicorp was named as a nominal defendant in this shareholder derivative action and the other named defendants either were officers and/or directors of Old Besicorp at the time of the alleged acts (or omissions) for which the plaintiff seeks relief or became officers and/or directors of Old Besicorp afterwards. The plaintiff sought to hold the defendants other than Old Besicorp liable to Old Besicorp for: (a) all sums advanced to or on behalf of Michael F. Zinn in connection with his defense of the Proceeding; (b) all sums advanced to or on behalf of Michael Daley, who at the time of the Proceeding, was the Vice President, Chief Financial Officer and Corporate Secretary of Old Besicorp and was subpoenaed for information in connection with the Proceeding; (c) all legal expenses, costs and fines incurred by Old Besicorp itself in connection with the Proceeding; (d) all harm to Old Besicorp's reputation and goodwill resulting from the Proceeding; (e) punitive damages; and (f) plaintiffs attorneys, fees, costs and expenses.

The complaint in the Bansbach Litigation was dismissed by the Appellate Division, Third Department in a unanimous decision in May 2002. The plaintiff's motion to the Appellate Division, Third Department seeking: (a) leave to file an amended complaint; (b) reargument of the decision dismissing the complaint; and (c) leave to appeal to the Court of Appeals was denied in August 2002. In January 2003 the Court of Appeals granted plantiff's motion for leave to appeal to the Court of Appeals.


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

WOM has been assigned the contingent assets comprising Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. WOM's management believes that these contingent assets generally consist of any recovery to which Old Besicorp would be entitled as a result of the resolution of the Bansbach Litigation. However, WOM is under no obligation to prosecute the action or to assist the plaintiff, financially or otherwise, in his prosecution of the Bansbach Litigation and WOM has no intention of providing any assistance to the plaintiff. WOM does, however, intend to defend itself from liability to the extent WOM deems appropriate.

WOM has also assumed the contingent liabilities comprising Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. WOM's management believes that these contingent liabilities generally consist of any damages for which Old Besicorp would be liable as a result of the resolution of the Bansbach Litigation. Therefore WOM intends to defend itself from liability to the extent it deems appropriate. Reimbursements for the costs of defending itself will be sought from the Escrow Fund. In addition, if WOM is required to pay damages, WOM expects to seek the money to pay such damages from the Escrow Fund unless the judgment prohibited such reimbursement; if any of the other defendants in the Bansbach Litigation, are required to pay damages WOM anticipates that it will indemnify them and seek the money for such indemnification from the Escrow Fund unless either (i) the judgment prohibited such indemnification or (ii) indemnification is impermissible under the New York Business Corporation Law. However, there can be no assurance that such amounts will be available from the Escrow Fund or that WOM will be entitled to receive any such monies from the Escrow Fund.


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

NOTE 3 OPERATIONS

On account of WOM's very limited activities, WOM has no full-time employees and
no office.   WOM is not compensating its officer and directors, each of whom is also an officer or director of Besicorp, for the services they render on WOM's behalf. Besicorp has agreed in the Contribution Agreement to provide WOM with the services of its employees and to allow WOM to use its offices free of charge to the extent that WOM determines is reasonably necessary and for as long as WOM shall seek such services and the use of such offices. It is not anticipated that the value of these services will be material. Should the value become significant, then appropriate charges will be made. WOM has no suppliers, no customers, and, except for WOM's interest in the Bansbach Litigation, WOM is party to no litigation. WOM has no foreign operations and WOM's operations are not subject to any U.S., state, foreign or local laws or regulations (other than those generally applicable to public corporations).


NOTE 4 CAPITAL STOCK

Prior to the completion of the Besicorp Ltd. merger, WOM issued, to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger. During the fiscal year ended March 31, 2002, 3,375 restricted shares, which had been granted to certain employees of Besicorp and which had been included in shares of common stock at the date of the Merger, were forfeited by these employees. In addition , during the fiscal year ended March 31, 2002, 4,000 shares of WOM common stock were canceled in connection with the settlement of litigation involving a dispute by Old Besicorp of the right of ownership by a former officer of shares of Old Besicorp. The WOM shares were distributed pursuant to the aforementioned April 25, 2000 distribution.


NOTE 5 ESCROW FUND

In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation is still covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): (i) to provide, by funding claims for WOM Costs, that WOM shall be provided from the Escrow Fund with its reasonable expenses (up to $35,000 per annum) in connection with maintaining WOM's existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) to provide that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off. In addition, BGI Parent remains entitled to reimbursements for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation

Costs. As of May 31, 2003, as a result of permitted releases aggregating approximately $6.0 million and after giving effect to interest income received aggregating approximately $0.9 million, the Escrow Fund contained approximately $1.4 million.

NOTE 6  INCOME TAXES/DUE TO PARENT

The provision for income taxes for Fiscal 2002 and 2003 represents the minimum tax liability due to New York State and is included in Accrued Expenses.

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

BGI Parent means BGI Acquisition LLC, a party to the Prior Plan of Merger.

Buyer means Parent and Acquisition Corp.

Contributed Assets mean the interests in the Bansbach Litigation that Besicorp received pursuant to the Prior Contribution Agreement as a result of the Prior Merger Order (subject to WOM's agreement to return such interests if a Prior Merger Order Reversal occurs).

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

                                                    WOM, Inc.

                                        By:    /s/ Frederic M. Zinn
                                               -------------------------------
                                                   Frederic M. Zinn, President
July 11, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                           Date


/s/Frederic M. Zinn             President and Director          July 11, 2003
   ----------------             (principal executive officer
   Frederic M. Zinn             and principal financial and
                                accounting officer)



/s/Michael F.Zinn               Director                        July 11, 2003
   ---------------
   Michael F. Zinn

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of WOM, Inc. (the "Company")on Form
10-KSB for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Frederic M. Zinn, the principal executive officer and principal financial officer, certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: July 11, 2003


           /s/ Frederic M. Zinn
               ----------------
               Frederic M. Zinn
               President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Frederic M. Zinn, the principal executive officer and principal financial officer, have reviewed this annual report 10-KSB of WOM, Inc. for the year ended March 31, 2003.

Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of this annual report (the "Evaluation Date"); and

C. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors (or the persons fulfilling the equivalent function):

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

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 11, 2003                          /s/ Frederic M. Zinn
                                                  ----------------
                                                  Frederic M. Zinn
                                                  President