Form 10KSB
period 2004-03-31
WOM INC
filed 2004-07-14
CIK 1101595

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended March 31, 2004

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

As of June 28, 2004, 118,436 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the issuer is not determinable because the shares are not traded on any exchange or automated quotation system.

Item 1.   Business

     Capitalized terms used without being defined in the items set forth below shall have the meanings ascribed to such terms by the "Glossary" which appears immediately following the financial statements included in this report.

Late Review of June 30, 2003 Quarterly Report

        On August 8, 2003, we inadvertently filed our Quarterly Report on Form 10-QSB for the period ended June 30, 2003 (the "Report") before our independent auditors (the "Auditors") had completed their review (the "Review") required by
Item 310 of Regulation S-B. Subsequent to the filing of the Report, the Auditors completed their review and did not require any changes to the Report. Because the Review did not result in any changes to the Report, we have not refiled same and the cover page of this Annual Report reflects our position that all reports required to be filed during the past twelve months pursuant to Section 13 or 15(d) of the Exchange Act have been so filed. We do not believe that we will be sanctioned for this inadvertent error but no assurance can be given in this regard.

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

        The complaint in the Bansbach Litigation was dismissed by the Appellate Division, Third Department in a unanimous decision in May 2002. The plaintiff's motion to the Appellate Division, Third Department seeking: (a) leave to file an amended complaint; (b) reargument of the decision dismissing the complaint; and
(c) leave to appeal to the Court of Appeals was denied in August 2002. In January 2003 the Court of Appeals granted Plaintiff's motion for leave to appeal to the Court of Appeals. In a decision dated October 30, 2003, the New York Court of Appeals modified the decision of the Appellate Division, Third Department, by reinstating the Order of the Supreme Court, Ulster County, which had granted summary judgement as to liability only against Michael Zinn. The Court of Appeals remitted the case to the Supreme Court for further proceedings. Zinn's motion for reargument was denied by the New York Court of Appeals in an order, dated January 8, 2004. In February, 2004, Zinn filed a motion in the Supreme Court to renew his opposition to plaintiff's prior motion for summary judgement on the basis of evidence that was not available to Zinn at the time that the motion for summary judgement was granted. Zinn's motion for renewal is now fully submitted on papers filed by both sides, and the parties are awaiting a decision. The Company intends to continue to vigorously defend this action.

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

Escrow Agreement

     In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. (As of May 31, 2004, there was approximately $1.5 million in assets in the Escrow Fund.) The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation would continue to be covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): to provide, (i) by funding claims for WOM Costs, that we shall be provided from the Escrow Fund with our reasonable expenses (up to $35,000 per annum) in connection with maintaining our existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off. In addition, BGI Parent remains entitled to reimbursement for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation Costs.

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

     Other persons may also be entitled to payments from the Escrow Funds. See "Item 1. Business - Escrow Agreement". WOM believes that the approximately $1.5 million in assets in the Escrow Fund as of May 31, 2004 will be sufficient to pay current and future WOM Costs.

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


Liquidity and Capital Resources

     As of March 31, 2004 we had cash of $54, which represented our initial capitalization less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).


We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that the approximately $1.5 million in the Escrow Fund at May 31, 2004 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

Item 7.    Financial Statements

Our financial statements are set forth at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer (one individual performs both functions), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

         There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Set forth below are the individuals serving as executive officer and directors of WOM. The Company does not have an audit committee or an audit committee financial expert. No such expert is required because the Company does not engage in operational activities and its financial statements are simple.

Michael F. Zinn

    Mr. Zinn, 51, has been a director of WOM since December 1999. He served as President and Chief Executive Officer of WOM from December 1999 through March 2001. He is a cousin of Frederic M. Zinn, a director and executive officer of WOM.

Frederic M. Zinn

  Mr. Zinn, 46, has been a director of WOM since December 1999, President and Chief Executive Officer of WOM since April 2001 and Corporate Secretary since October 2002. He was previously corporate secretary from December 1999 to April 2002. Since April 2001 he has been President and Chief Executive Officer of Besicorp, and since May 2003 has been secretary, and served as Senior Vice President, General Counsel and Secretary of Besicorp from November 1998 to March 2001. He has also served as a director of Besicorp from April 2000. He joined Old Besicorp as a temporary executive with the title of Vice President in November 1997. He was appointed an executive officer of Old Besicorp holding the title of Senior Vice President and General Counsel in May 1998. He resigned as an officer of Old Besicorp in March, 1999. Prior to joining Old Besicorp, Mr. Zinn was the President of Zinn & Lebovic, a Professional Law Corporation, from 1992 to 1997. Before that, Mr. Zinn was General Counsel at JTE Real Estate Group, Inc. from 1989 to 1992; Associate Attorney at Palmieri, Tyler, Weiner, Wilhelm & Waldron from 1986 to 1988; and Associate Attorney at Hart, King & Coldren from 1982 to 1986. Mr. Zinn received a BA in Economics from the University of California at Davis and a JD from the UCLA School of Law. He is a cousin of Michael F. Zinn, a director of WOM.

Code of Ethics

The Company has not adopted a code of ethics and does not acticipate adopting such code in the near future inasmuch as the Company does not engage in any operating activities.


Item 10.   Executive compensation

         During the fiscal year ended March 31, 2004, our directors and executive officers did not receive any compensation from us for serving in such capacities. Pursuant to the Contribution Agreement, Besicorp has agreed to provide the service of its employees to us without charge; Besicorp's employees who provide services to us, including our directors and executive officers, may receive compensation for such services from Besicorp.

     We have not granted any Rights and there are no stock option, contribution, benefit or other plans for our directors, officers or employees.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table shows the shares of WOM Common Stock owned as of June 28, 2004 by each beneficial owner of more than 5% of the WOM Common Stock, the current directors, the current executive officers and by all current directors and executive officers as a group. Except as otherwise provided in the footnotes to the table, the beneficial owners have sole voting and investment power as to all securities.



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

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2004, all officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

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

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.             Description
-----------             -----------

2.1 Contribution and Distribution Agreement by and between Besicorp and WOM(3)

3(i)                    Certificate of Incorporation of WOM, Inc.(1)

3(ii)                   By-Laws of WOM, Inc.(3)

10.1 Indemnification Agreement dated as of March 22, 1999 by and among Old Besicorp, Besicorp, BGI Parent and BGI Acquisition (1)

10.2 Escrow Agreement dated as of March 22, 1999 by and among Besicorp, Old Besicorp, BGI Parent and BGI Acquisition.(1)

10.3 Amendment No.1 to the Escrow Agreement dated as of February 23, 2000 by and among Besicorp, Old Besicorp, BGI Parent and WOM.(2)

31.1                    Rule 13a-14(a)/15(d)-14(a) certifications

32.1                    Section 1350 certifications

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

(b)  Reports on Form 8-K
None

ITEM 14.  CONTROL & PROCEDURES

Item 14.  Principal Accountant Fees and Services.

Audit Fees. For the years ending March 31, 2004 and 2003, the Company paid Urbach Kahn & Werlin LLP ("UKW") $3,900 and $1,000, respectively, for professional services rendered for the audit of the financial statements included in the Company's Annual Reports on Form 10-KSB and for reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB.

Audit-Related Fees. The Company did not pay UKW any sums for the years ending March 31, 2004 and 2003, for assurance and related services by its principal accountant that were reasonably related to the performance of the audit or review of the Company's financial statements and that were not reported under "Audit Fees" above.

Tax Fees. The Company did not pay UKW any sums for the years ending March 31, 2004 and 2003 for tax compliance, tax advice and tax planning.

All Other Fees. The Company did not pay UKW any sums for the years ending March 31, 2004 and 2003, for services other than those reported above.

The audit committee or corporate body performing similar functions has not adopted any pre-approval policies and procedures and none of the services reflected above were approved by such committee through any such policy.

UKW has advised the Company that it has a continuing relationship with Urbach Kahn & Werlin Advisors, Inc. ("Advisors") from which it leases staff who are full time permanent employees of Advisors and through which UKW's partners provide non-audit services. As a result of UKW's arrangement with Advisors, UKW has no fulltime employees and, therefore, all of the services referred to above under "Audit Fees" were performed for the Company by UKW through permanent ,full time employees of Advisors leased to UKW. UKW manages and supervises the audit engagement and the audit staff and is exclusively responsible for the reports rendered in connection with its audit of the Company's March 31, 2004 and 2003 financial statements.

INDEX TO THE FINANCIAL STATEMENTS OF WOM, INC.


Index to the Financial Statements of WOM, Inc............................................     F-1

Independent Auditor's Report.............................................................     F-2

Balance Sheet as of March 31, 2004 and March 31, 2003....................................     F-3

Statement of Operations for the years ended March 31, 2004 and
March 31, 2003..........................................................................      F-4

Statement of Changes in Shareholders' Equity (Deficiency) for the years
ended March 31, 2004 and March 31, 2003 ...............................................       F-5

Statement of Cash Flows for the years ended March 31, 2004 and March 31, 2003...........      F-6

Notes to Financial Statements of WOM, Inc..............................................       F-7


[LOGO]


Independent Auditor's Report


To the Board of Directors and Shareholders of WOM, Inc.

We have audited the accompanying balance sheets of WOM, Inc. as of March 31, 2004 and 2003, and the related statements of operations, changes in shareholders' equity deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOM, Inc. as of March 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 and Note 2, WOM, Inc. was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation. WOM, Inc. is not currently engaged, and does not expect to engage, in any business activities. It is likely that if WOM, Inc. receives any amounts for damages as a result of the resolution of the Bansbach Litigation , these amounts wil be distributed to the holders of WOM, Inc. Common Stock (except to the extent a court otherwise orders) shortly afterward and that WOM, Inc. will then be liquidated. In addition, if at any time the Bansbach Litigation is decided in favor of the defendents it is anticipated that WOM, Inc. will be liquidated.




                                                /s/ URBACH KAHN & WERLIN LLP


June 28, 2004
Albany, New York

                                    WOM, INC.
                                  BALANCE SHEET



                                                            March 31, 2004         March 31, 2003
                                                            --------------         --------------
                                     ASSETS


Cash                                                        $          54          $          54
                                                              ===========             ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                            $       5,665          $       5,665
                                                              -----------             -----------
    Total Liabilities                                               5,665                  5,665
                                                              -----------             -----------
Shareholders' Equity:
Common stock, $.01 par value, 250,000 shares authorized;
  118,436 shares issued at March 31, 2004 and 2003
                                                                    1,184                  1,184


Accumulated deficit                                                (6,795)                (6,795)
                                                               -----------            ------------
       Total Shareholders' Equity (Deficit)                        (5,611)                (5,611)
                                                               -----------            ------------
       Total Liabilities and Shareholders' Equity           $          54           $         54
                                                               ===========            ============

See accompanying notes to financial statements.

                                    WOM, INC.
                             STATEMENT OF OPERATIONS




                                               For the Year Ended      For the Year Ended
                                                 March 31, 2004            March 31, 2003
                                               -------------------     ------------------

Costs and Expenses:
    Selling, general and
        administrative expenses                    $         0             $            0
                                                     ---------                ------------
        Total Costs and Expenses                             0                          0
                                                     ---------                ------------
Loss Before Income Taxes                                     0                          0

Provision for Income Taxes                                   0                        800
                                                     ---------                 -----------
Net Loss                                           $         0            $          (800)
                                                     ==========                ===========
Basic Loss per Share                               $         0            $         (0.01)
                                                     ==========                ===========
Basic Weighted Average Number
    of Shares Outstanding`                             118,436                    118,436
                                                     ==========                ===========

See accompanying notes to financial statements.

                                    WOM, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   For The Years Ended March 31, 2004 and 2003

                                                                Additional        Retained Earnings
                                         Common Stock         Paid-In Capital         (Deficit)              Total
                                         ------------         ---------------     -----------------          -----

Balance at March 31, 2002                $   1,184            $         -       $    (5,995)             $  (4,811)

Net Loss for the Year                            -                      -              (800)                  (800)
                                           ---------              ---------          ---------              --------
Balance at March 31, 2003               $    1,184            $         0      $     (6,795)             $  (5,611)
                                           =========              =========          =========              =========
Net Loss for the Year                            -                      -                 -                      -

Balance at March 31, 2004                  ---------              ---------          ---------              ---------
                                             1,184                      0            (6,795)                (5,611)

See accompanying notes to financial statements.

                                    WOM, INC.
                             STATEMENT OF CASH FLOWS




                                               For the Year Ended      For the Year Ended
                                                 March 31, 2004          March 31, 2003
                                               -------------------     ------------------

Operating Activities:

    Net loss                                    $        0                $       (800)
Adjustments:
    Increase in accrued expenses                         0                         800
                                                      -----                       -----
    Net Cash Used
        By Operating Activities                 $        0                $          0
                                                      -----                       -----

Increase in Cash                                         0                           0
Cash Beginning                                          54                          54
                                                      -----                       ------
Cash Ending                                     $       54                $         54
                                                     ======                       ======
Supplemental Cash Flow Information:
    Interest paid                               $        0                $          0
    Income taxes paid                                    0                           0



See accompanying notes to financial statements.

                                   WOM, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION

WOM, Inc. ("WOM" or the "Company") was incorporated in December 1999 by Besicorp Ltd. ("Besicorp"), by the contribution of $100 in exchange for 100 shares of WOM common stock in order to effectuate a spin-off prior to the merger of Besicorp. WOM was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation (see Note 2).

WOM is not currently engaged, and does not expect to engage, in any business activities.


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

Old Besicorp paid certain legal expenses incurred on its own behalf and by certain officers and directors in connection with the Proceeding. As of March 31, 2004, and 2003, the amounts paid on behalf of Michael F. Zinn in connection with the Proceeding equaled $338,517. In addition, Old Besicorp reimbursed him for the legal fees and expenses (approximately $39,180) which had been incurred by third parties in connection with the Proceeding and which had been paid by him. In addition, Old Besicorp paid additional legal fees and disbursements of approximately $742,576 incurred in connection with the Proceeding by Old Besicorp, certain directors, officers, and employees and their spouses who were defendants or actual or potential witnesses in this matter.

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

The complaint in the Bansbach Litigation was dismissed by the Appellate Division, Third Department in a unanimous decision in May 2002. The plaintiff's motion to the Appellate Division, Third Department seeking: (a) leave to file an amended complaint; (b) reargument of the decision dismissing the complaint; and (c) leave to appeal to the Court of Appeals was denied in August 2002. In January 2003 the Court of Appeals granted plantiff's motion for leave to appeal to the Court of Appeals. In a decision dated October 30, 2003, the New York Court of Appeals modified the decision of the Appellate Division, Third Department, by reinstating the Order of the Supreme Court, Ulster County, which had granted summary judgement as to liability only against Michael Zinn. The Court of Appeals remitted the case to the Supreme Court for further proceedings. Zinn's motion for reargument was denied by the New York Court of Appeals in an order, dated January 8, 2004. In February, 2004, Zinn filed a motion in the Supreme Court to renew his opposition to plaintiff's prior motion for summary judgement on the basis of evidence that was not available to Zinn at the time that the motion for summary judgement was granted. Zinn's motion for renewal is now fully submitted on papers filed by both sides, and the parties are awaiting a decision. The Company intends to continue to vigorously defend this action.


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


NOTE 5 ESCROW FUND

In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation is still covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): (i) to provide, by funding claims for WOM Costs, that WOM shall be provided from the Escrow Fund with its reasonable expenses (up to $35,000 per annum) in connection with maintaining WOM's existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) to provide that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off. In addition, BGI Parent remains entitled to reimbursements for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation

Costs. As of May 31, 2004, as a result of permitted releases aggregating approximately $6.0 million and after giving effect to interest income earned aggregating approximately $1.0 million, assets of the Escrow Fund approximated $1.5 million. The assets of the escrow fund include approximately $200,000 in cash and cash equivalents and $1.3 million representing principal and accrued interest under a secured note arrangement with an entitiy related through common ownership and control.



NOTE 6  INCOME TAXES/DUE TO PARENT

The provision for income taxes for Fiscal 2003 represents the minimum tax liability due to New York State and is included in Accrued Expenses. For Fiscal 2004 income taxes approximating $800 and representing the minimum tax liability due to New York State were reimbursed from the Escrow Fund.

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

                                                    WOM, Inc.

                                        By:    /s/ Frederic M. Zinn
                                               -------------------------------
                                                   Frederic M. Zinn, President
July 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                           Date


/s/Frederic M. Zinn             President and Director          July 14, 2004
   ----------------             (principal executive officer
   Frederic M. Zinn             and principal financial and
                                accounting officer)



/s/Michael F.Zinn               Director                        July 14, 2004
   ---------------
   Michael F. Zinn

                                                                EXHIBIT 31.1

                            SECTION 302 CERTIFICATION

I, Frederic M. Zinn, the Chief Executive Officer and Chief Financial Officer, certify that:

1.                I have reviewed this Annual Report on Form 10-KSB of WOM, Inc.

2. Based upon my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  July 14, 2004


        /s/ Frederic M. Zinn
            ----------------
            Frederic M. Zinn

                                                                EXHIBIT 32.1


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of WOM, Inc. (the "Company")on Form
10-KSB for the year ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Frederic M. Zinn, the principal executive officer and principal financial officer, certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: July 14, 2004


           /s/ Frederic M. Zinn
               ----------------
               Frederic M. Zinn
               President and Chief Financial Officer