Form 10QSB
period 2004-06-30
WOM INC
filed 2004-08-16
CIK 1101595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                           For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      No        Yes  X


Common Stock outstanding as of June 30, 2004  -  118,436

Transitional Small Business Disclosure Format   Yes            No      X

Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                                    WOM, INC.
                                  BALANCE SHEET

                                                                                June 30, 2004             March 31, 2004
                                                                                -------------             --------------
                                                                                  (Unaudited)
                                     ASSETS

Cash                                                                                $    54                      $    54
                                                                                      =====                        =====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                                    $ 5,665                      $ 5,665
                                                                                      -----                        -----
    Total Liabilities                                                                 5,665                        5,665
                                                                                      -----                        -----
Shareholders' Equity:
Common stock, $.01 par value, 250,000 shares authorized; issued 118,436 at
    June 30, 2004 and March 31, 2004                                                  1,184                        1,184

Accumulated deficit                                                                  (6,795)                      (6,795)
                                                                                      -----                        -----
       Total Shareholders' Equity (Deficit)                                          (5,611)                      (5,611)
                                                                                      -----                        -----
       Total Liabilities and Shareholders' Equity                                   $    54                      $    54
                                                                                       =====                        =====

See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                Three months ended
                                                      June 30,
                                                -------------------
                                               2004            2003
                                               ----           -----
                                                   (Unaudited)
Costs and Expenses:
  Selling, general and
   administrative expenses                 $      0      $        0
                                            -------           -----
     Total Costs and Expenses                     0               0
                                            -------           -----
Loss Before Income Taxes                          0               0
Provision for Income Taxes                        0               0
                                            -------           -----
Net Loss                                   $      0      $        0
                                            =======           ======
Basic Loss per Share                       $      0      $        0
                                             =======          ======
Basic Weighted Average Number
   of Shares Outstanding                    118,436         118,436
                                            =======         =======

See accompanying notes to unaudited financial statements

                                    WOM, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Three months ended          Three months ended
                                                             June 30, 2004               June 30, 2003
                                                             ------------------          -------------------
                                                                (Unaudited)                 (Unaudited)
Operating Activities:
    Net loss                                                  $       0                   $           0
Adjustments:
    Increase in accrued expenses                                      0                               0
                                                                   -----                         ------
    Net Cash Used
        By Operating Activities                               $       0                   $           0
                                                                   -----                         ------
Increase in Cash                                                      0                               0
Cash Beginning                                                       54                              54
                                                                   -----                         ------
Cash Ending                                                   $      54                   $          54
Supplemental Cash Flow Information:                                =====                         ======
    Interest paid                                                     0                               0
    Income taxes paid                                                 0                               0



See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the "Company") as of June 30, 2004; the results of operations for the three month periods ended June 30, 2004 and 2003, and the statement of cash flows for the corresponding three-month periods.

B.     Business
Besicorp Ltd. ("Besicorp") incorporated WOM, INC. ("WOM") in December 1999, by contributing $100 in exchange for 100 shares of WOM common stock in order to effectuate a spin-off prior to the merger of Besicorp Ltd. WOM was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation (See Note 2 of the Notes to Financial Statements filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004). Capitalized terms used without being defined herein shall have the meanings ascribed to such terms by WOM's Annual Report on Form 10-KSB for the year ended March 31, 2004 filed with the Securities and Exchange Commission on or about July 14, 2004.

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

D.     Legal Proceedings
The complaint in the Bansbach Litigation was dimissed by the Appellate
Division, Third Department (the "Third Department") in a unamimous decision in May 2002. Plaintiff's motion for leave to file an amended complaint, reargument of the decision dismissing the complaint and for leave to appeal to the Court of Appeals was denied by the Third Department in August 2002. In January 2003, the Court of Appeals granted plaintiff's motion for leave to appeal to the Court of Appeals. See the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004. In a decision dated October 30, 2003, the New York Court of Appeals modified the decision of the Appellate Division, Third Department, by reinstating the Order of the Supreme Court, Ulster County, which had granted summary judgement as to liability only against Michael Zinn. The Court of Appeals remitted the case to the Supreme Court for further proceedings. Zinn's motion for reargument was denied by the New York Court of Appeals in an order, dated January 8, 2004. In February, 2004, Zinn filed a motion in the Supreme Court to renew his opposition to plaintiff's prior motion for summary judgement on the basis of evidence that was not available to Zinn at the time that the motion for summary judgement was granted. Zinn's motion for renewal was denied in an order dated July 9, 2004. The Company intends to appeal from that order and continue to viqorously defend this action. See the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004.

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

Liquidity and Capital Resources
As of June 30, 2004, we had cash of $54, which represented our initial capitalization, less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs, which do not have a maximum amount).

We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and, accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that approximately $1.6 million in assets (inclusive of approximately $180,000 in cash and cash equivalents and $1.42 million representing principal and accrued interest under a note arrangement with an entity related through common ownership and control) in the Escrow Fund as of June 30, 2004 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

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


PART II - OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings
         -----------------
The complaint in the Bansbach Litigation was dimissed by the Appellate Division, Third Department in a unamimous decision in May 2002. Plaintiff's motion for leave to file an amended complaint, reargument of the decision dismissing the complaint and for leave to appeal to the Court of Appeals was denied by the Third Department in August 2002. In January 2003, the Court of Appeals granted plaintiff's motion for leave to appeal to the Court of Appeals. In a decision dated October 30, 2003, the New York Court of Appeals modified the decision of the Appellate Division, Third Department, by reinstating the Order of the Supreme Court, Ulster County, which had granted summary judgement as to liability only against Michael Zinn. The Court of Appeals remitted the case to the Supreme Court for further proceedings. Zinn's motion for reargument was denied by the New York Court of Appeals in an order, dated January 8, 2004. In February, 2004, Zinn filed a motion in the Supreme Court to renew his opposition to plaintiff's prior motion for summary judgement on the basis of evidence that was not available to Zinn at the time that the motion for summary judgement was granted. Zinn's motion for renewal was denied in an order dated July 9, 2004. The Company intends to appeal from that order and continue to viqorously defend this action. See the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004.

Item 5. Other Information

Late Review of June 30, 2003 Quarterly Report

         On August 8, 2003, we inadvertently filed our Quarterly Report on Form 10-QSB for the period ended June 30, 2003 (the "Report") before our independent auditors (the "Auditors") had completed their review (the "Review") required by
Item 310 of Regulation S-B. Subsequent to the filing of the Report, the Auditors completed their review and did not require any changes to the Report. Because the Review did not result in any changes to the Report, we have not refiled same and the cover page of this Quarterly Report reflects our position that all reports required to be filed during the past twelve months pursuant to Section 13 or 15(d) of the Exchange Act have been so filed. We do not believe that we will be sanctioned for this inadvertent error but no assurance can be given in this report.

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

                                               Registrant
                                               WOM, Inc.


Date:           August 16, 2004           /s/ Frederic M. Zinn
                                              ----------------
                                              Frederic M. Zinn
                                              President
                                             (Principal executive officer and
                                              Principal financial and
                                              accounting officer)