Form 10QSB
period 2004-12-31
WOM INC
filed 2005-02-14
CIK 1101595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                           For the quarterly period ended December 31, 2004

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

                                                      No        Yes  X


Common Stock outstanding as of December 31, 2004  -  118,436

Transitional Small Business Disclosure Format   Yes            No      X

Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                                    WOM, INC.
                                  BALANCE SHEET

                                                                                December 31, 2004             March 31, 2004
                                                                                -----------------             --------------
                                                                                  (Unaudited)                   (Audited)
                                     ASSETS

Cash                                                                                $    54                      $    54
                                                                                      =====                        =====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                                    $ 5,665                      $ 5,665
                                                                                      -----                        -----
    Total Liabilities                                                                 5,665                        5,665
                                                                                      -----                        -----
Shareholders' Equity:
Common stock, $.01 par value, 250,000 shares authorized; issued 118,436 at
    December 31, 2004 and March 31, 2004                                              1,184                        1,184

Accumulated deficit                                                                  (6,795)                      (6,795)
                                                                                      -----                        -----
       Total Shareholders' Equity (Deficit)                                          (5,611)                      (5,611)
                                                                                      -----                        -----
       Total Liabilities and Shareholders' Equity                                   $    54                      $    54
                                                                                      =====                        =====

See accompanying notes to unaudited financial statements.

                                    WOM, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                     Three Months ended      Nine months ended
                                        December 31,             December 31,
                                 ----------------------    --------------------
                                  2004           2003       2004           2003
                                 ------         ------     ------        ------
                                      (Unaudited)              (Unaudited)
Costs and Expenses:
  Selling, general and
   administrative expenses       $       0   $       0     $      0   $     0
                                 ---------   ---------     --------   -------
     Total Costs and Expenses            0           0            0         0
                                 ---------   ---------     --------   -------
Loss Before Income Taxes                 0           0            0         0
Provision for Income Taxes               0           0            0         0
                                 ---------   ---------     --------   -------
Net Loss                         $       0   $       0     $      0   $     0
                                 =========   =========     ========   =======
Basic Loss per Share             $       0   $       0     $      0   $     0
                                 =========   =========     ========   =======
Basic Weighted Average Number
   of Shares Outstanding           118,436     118,436      118,436   118,436
                                 =========   =========     ========   =======

See accompanying notes to unaudited financial statements

                                    WOM, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                              Nine months ended         Nine months ended
                                                             December 31, 2004         December 31, 2003
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

                                    WOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A. The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the "Company") as of December 31, 2004;
the results of operations for the three and nine month periods ended December 31, 2004 and 2003, and the statement of cash flows for the corresponding nine-month periods.

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

Liquidity and Capital Resources and Off Balance Sheet Arrangements
As of December 31, 2004, we had cash of $54, which represented our initial capitalization, less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs, which do not have a maximum amount).

We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and, accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that approximately $1.7 million in assets (inclusive of approximately $150,000 in cash and cash equivalents and $1.55 million representing principal and accrued interest under a note arrangement with an entity related through common ownership and control) in the Escrow Fund as of December 31, 2004 will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

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

                                               Registrant
                                               WOM, Inc.


Date:           February 14, 2005         /s/ Frederic M. Zinn
                                              ----------------
                                              Frederic M. Zinn
                                              President
                                             (Principal executive officer and
                                              Principal financial and
                                              accounting officer)