Form 10KSB
period 2005-03-31
WOM INC
filed 2005-07-14
CIK 1101595

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended March 31, 2005

    [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

COMMISSION FILE NUMBER:   000-28789

    WOM, INC.

(Name of small business issuer in its charter)

New York	14-1818862
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

1151 Flatbush Road
Kingston, New York                                                                                                                                                            12401
 (Address of Principal Executive Offices)                                                                                                                       Zip Code

Issuer's telephone number, including area code:(845) 336-7700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [X]             No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenues for its most recent fiscal year is $0.00.

As of June 29, 2005, 118,436 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the issuer is not determinable because the shares are not traded on any exchange or automated quotation system.

Item 1. Business

        Capitalized terms used without being defined in the items set forth below shall have the meanings ascribed to such terms by the “Glossary” which appears immediately following the financial statements included in this report.

Summary — Non Operating Company

        We do not have any business activities, do not intend to engage in any business activities and accordingly we do not expect to have any future revenues or profits. Our principal assets consist of our interests in the Bansbach Litigation. Because we are not engaged in any business activity, these assets are our only possible source of revenues. These assets will not generate any revenues to us unless there is a settlement or final judgment in favor of the plaintiff in the Bansbach Litigation. Because the Bansbach Litigation is a shareholder derivative action brought on behalf of Old Besicorp and as a result of the Prior Contribution Agreement and the Contribution Agreement, Old Besicorp’s assets relating to the Bansbach Litigation — including the right to any settlement or judgment — have been assigned to WOM, all proceeds of any settlement or judgment will be delivered to WOM, not Mr. Bansbach.

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

Background of WOM and the Bansbach Litigation

        WOM was organized in December 1999 to acquire Besicorp’s interests in the Bansbach Litigation; it was desired that WOM acquire these interests so that Besicorp could comply with the intent of the Prior Merger Order. The Prior Merger Order required Old Besicorp to assign to Besicorp the interests of Old Besicorp in the Bansbach Litigation and the Lichtenberg Litigation so that the Bansbach Litigation and the Lichtenberg Litigation could be maintained following the Prior Merger. Besicorp organized WOM and assigned to WOM, pursuant to the Contribution Agreement, the interest in the Bansbach Litigation that Old Besicorp had assigned to Besicorp pursuant to the Prior Merger Order so that the Bansbach Litigation may be maintained after the Merger. If Besicorp had not effected the Spin-Off, consummation of the Merger would have caused the plaintiff in the Bansbach Litigation to lose his status as a shareholder of Besicorp, and therefore would have caused him to lose his right to prosecute the Bansbach Litigation. The Lichtenberg Litigation was not assigned to us because the complaint in the Lichtenberg Litigation had been dismissed.

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

        In August 1997, after Old Besicorp and Mr. Zinn had entered their pleas, Mr. Bansbach commenced the Bansbach Litigation. Old Besicorp was named as a nominal defendant in this shareholder derivative action and the other named defendants either were officers and/or directors of Old Besicorp at the time of the alleged acts (or omissions) for which the plaintiff sought relief or became officers and/or directors of Old Besicorp afterwards. The plaintiff sought to hold the defendants other than Old Besicorp liable to Old Besicorp for:

        •         all sums advanced to or on behalf of Michael F. Zinn in connection with his defense of the Proceeding;

        •         all sums advanced to or on behalf of Michael Daley, who at the time of the Proceeding was the Vice-President, Chief Financial Officer and Corporate Secretary of Old Besicorp and was subpoenaed for information in connection with the Proceeding;

          •         all legal expenses, costs and fines incurred by Old Besicorp itself in connection with the Proceeding;

          •         all harm to Old Besicorp's reputation and goodwill resulting from the Proceeding;

          •         punitive damages; and

          •         plaintiff's attorneys' fees, costs and expenses.

        The complaint in the Bansbach Litigation was dismissed by the Appellate Division, Third Department in a unanimous decision in May 2002. The plaintiff’s motion to the Appellate Division, Third Department seeking: (a) leave to file an amended complaint; (b) reargument of the decision dismissing the complaint; and (c) leave to appeal to the Court of Appeals was denied in August 2002. In January 2003 the Court of Appeals granted Plaintiff’s motion for leave to appeal to the Court of Appeals. In a decision dated October 30, 2003, the New York Court of Appeals modified the decision of the Appellate Division, Third Department, by reinstating the Order of the Supreme Court, Ulster County, which had granted summary judgment as to liability only against Michael Zinn. The Court of Appeals remitted the case to the Supreme Court for further proceedings. Zinn’s motion for reargument was denied by the New York Court of Appeals in an order, dated January 8, 2004. In February, 2004, Zinn filed a motion in the Supreme Court to renew his opposition to plaintiff’s prior motion for summary judgment on the basis of evidence that was not available to Zinn at the time that the motion for summary judgment was granted. Zinn’s motion for renewal was denied in an order dated July 9, 2004. The Company has filed an appeal from that order and will continue to vigorously defend this action.

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

        On March 5, 1999, James Lichtenberg and Mr. Bansbach commenced the March Litigation by filing the March Complaint in the United States District Court for the Southern District of New York. The March Complaint alleged that:

          •         the proxy statement sent to Old Besicorp's shareholders in connection with the meeting of Old Besicorp's shareholders to adopt the Prior Plan of Merger was materially misleading because it failed to adequately disclose all available material information regarding the effect of the Prior Merger on the Derivative Litigation, i.e., the Bansbach Litigation and the Lichtenberg Litigation;

          •         the Prior Merger was intentionally structured to accomplish the termination of the Derivative Litigation; and

          •         Old Besicorp and its directors breached their fiduciary duty by (a) intentionally structuring the Prior Merger so as to cause the termination of the Derivative Litigation, (b) failing to retain independent counsel to act on behalf of Old Besicorp’s minority shareholders, (c) failing to retain an independent investment banker to opine on the fairness of the Prior Merger to Old Besicorp’s minority shareholders, (d) failing to form an independent committee to ensure that the Prior Merger was fair to and in the best interests of Old Besicorp’s minority shareholders, and (e) providing for a $1 million bonus to Mr. Zinn and a $500,000 bonus to Mr. Daley, which the March Complaint deemed to be excessive and/or unwarranted compensation.

        The March Complaint asserted four claims for relief: (i) a claim against Old Besicorp and the March Director Defendants under section 14(a) of, and Rule 14a-9 promulgated pursuant to, the Exchange Act; (ii) a claim against the March Director Defendants under section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) a claim against the March Director Defendants for breach of fiduciary duty; and (iv) a claim against BGI Parent and BGI Acquisition for aiding and abetting the alleged breach of fiduciary duty. The March Complaint sought unspecified money damages and:

          •         injunctive relief directing full disclosure of the financial impact on Old Besicorp's shareholders of the termination of the Derivative Litigation;

          •         full disclosure of the alleged intentional structuring of the Prior Merger to cause the termination of the Derivative Litigation;

          •         an order directing that:

(i)	the Derivative Litigation be transferred to Besicorp,

(ii)	the Prior Merger Consideration payable to Mr. Zinn and two former directors and executive officers of Old Besicorp, Mr. Enowitz and Steven I. Eisenberg, for their shares of Old Besicorp’s common stock (which were subject to the Lichtenberg Litigation) be held in escrow, and

(iii)	certain amounts at issue in the Bansbach Litigation be held in escrow pending final adjudication of the respective actions.

        On March 18, 1999, the District Court entered the Prior Merger Order which principally required Old Besicorp to assign the contingent assets and/or liabilities comprising Old Besicorp’s interests in the Derivative Litigation to Besicorp before the Prior Merger. The Prior Contribution Agreement effected Old Besicorp’s assignment of the contingent assets and/or liabilities comprising Old Besicorp’s interests in the Derivative Litigation to Besicorp. In February 2002, the United States Court of Appeals for the Second Circuit affirmed the District Court’s issuance of the Prior Merger Order.

        Certain Effects of the Transfer of Bansbach Litigation to WOM

        Pursuant to the Contribution Agreement, we have been assigned the contingent assets comprising Old Besicorp’s interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior merger order. Management believes that these contingent assets generally consist of any recovery to which Old Besicorp would be entitled as a result of the resolution of the Bansbach Litigation. However, we are under no obligation to prosecute the action or to assist the plaintiff, financially or otherwise, in his prosecution of the Bansbach Litigation and we have no intention of providing any assistance to the plaintiff. We do, however, intend to defend ourselves from liability to the extent we deem appropriate.

        Pursuant to the Contribution Agreement, we have also assumed the contingent liabilities comprising Old Besicorp’s interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. Management believes that these contingent liabilities generally consist of any damages for which Old Besicorp would be liable as a result of the resolution of the Bansbach Litigation. Therefore we intend to defend ourself from liability to the extent we deem appropriate. Reimbursements for the costs of defending ourself will be sought from the Escrow Fund. In addition, if we are required to pay damages, we expect to seek the money to pay such damages from the Escrow Fund unless such reimbursement is prohibited; if any of the other defendants in the Bansbach Litigation are required to pay damages we anticipate that we will indemnify them and seek the money for such indemnification from the Escrow Fund to the extent permitted. However, there can be no assurance that such amounts will be available from the Escrow Fund or that WOM will be entitled to receive any such monies from the Escrow Fund.

        Since the Bansbach Litigation is a shareholder derivative action, if damages are paid by us or any other defendant, we should be the recipient. However, monies may be deducted for the fees and expenses of the plaintiff’s attorneys. It is likely that if we receive any amounts, these amounts will be distributed to the holders of WOM Common Stock (except to the extent a court otherwise orders) shortly afterward and that WOM will then be liquidated. In addition, if at any time the Bansbach Litigation is decided in favor of the defendants it is anticipated that WOM will be liquidated.

The Contribution Agreement

        Pursuant to the Contribution Agreement, Besicorp transferred to WOM the interests in the Bansbach Litigation it had received from Old Besicorp as a result of the Prior Merger Order; however, WOM will be required to return such interests if a Prior Merger Order Reversal occurs. As a result of the Contribution, WOM — not Besicorp — will be entitled to any proceeds if there is a judgment or settlement in favor of the plaintiff; and WOM — not Besicorp — will be liable for any damages for which the subject corporation is liable. See “ — Certain Effects of the Transfer of the Bansbach Litigation to WOM.”

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

        Also, pursuant to the Contribution Agreement, Besicorp agreed to provide us free of charge with the services of Besicorp’s employees and the use of its offices to the extent that we determine they are reasonably necessary and for so long as we shall seek such services and the use of such offices.

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

The Indemnification Agreement

        The Indemnification Agreement that was entered into at the time of the Prior Merger provides that Besicorp will generally indemnify the Purchaser Indemnitees against and from all damages sustained or incurred by any Purchaser Indemnitee as a result of, or arising out of, by virtue of, or in connection with:

•	any inaccuracy in or breach of any representation and warranty made by Old Besicorp in the Prior Plan of Merger or in any closing document delivered in connection with the Prior Plan of Merger;

•	any breach by Old Besicorp of, or failure by Old Besicorp to comply with, any of its covenants or obligations under the Prior Plan of Merger or under the Indemnification Agreement;

•	the existence of any liability or other obligation of Old Besicorp as of March 22, 1999 or arising out of or relating to the Prior Merger or any claim against a Purchaser Indemnitee with respect to any such liability or obligation other than certain permitted liabilities, including, without limitation, liability on account of taxes payable by Old Besicorp or for which Old Besicorp is liable;

•	the failure of Besicorp to pay and discharge in full when due any of its liabilities, including liability on account of taxes other than such permitted liabilities;

•	any claims for indemnification by current or former officers, directors, employees, agents or consultants of Old Besicorp;

•	any third party claim (which includes the Existing Litigation) to the extent it arises out of or relates to any action or inaction of, or the conduct of the business of Old Besicorp on or prior to March 22, 1999 other than such permitted liabilities;

•	any violation of, or delinquency with respect to, any order or arbitration award or statute, or regulation in effect on or prior to March 22, 1999 or of any agreement of Old Besicorp with, or any license, permit or environmental permit granted to Old Besicorp by any federal, state or local governmental authority to which the properties, assets, personnel or business activities of Old Besicorp are subject (or to which Old Besicorp is subject) as it relates to the properties, assets, personnel or business activities of Old Besicorp;

•	certain environmental matters;

•	certain matters relating to employee pension benefit plans of Old Besicorp;

•	any federal or state taxes imposed upon Old Besicorp, or for which Old Besicorp is liable, with respect to any taxable period or portion of a taxable period ending on or prior to March 22, 1999 other than a permitted liability;

•	litigation against Old Besicorp pending or threatened as of March 22, 1999; and

•	any claims, investigations, proceedings, actions or lawsuits asserted or initiated before or after March 22, 1999 arising out of or in connection with pre-closing occurrences involving Old Besicorp.

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

Escrow Agreement

        In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. (As of May 31, 2005, there was approximately $1.8 million in assets in the Escrow Fund including a subordinated note of $1.66 million (inclusive of principal and accrued interest)). The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation would continue to be covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): to provide, (i) by funding claims for WOM Costs, that we shall be provided from the Escrow Fund with our reasonable expenses (up to $35,000 per annum) in connection with maintaining our existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off. In addition, BGI Parent remains entitled to reimbursement for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation Costs.

Therefore, reimbursement from the Escrow Fund is available for the following:

•	BGI Monitoring Costs which are BGI Parent’s out-of-pocket expenses (not to exceed $40,000 per year) incurred if it is represented by counsel with respect to:

(i)	the Besicorp Assumed Matters (which are certain litigations specified in the Indemnification Agreement and other matters to be prosecuted or defended by Besicorp pursuant to the Indemnification Agreement) and

(ii)	the Bansbach Litigation;

•	BGI Indemnity Claims which are all claims for indemnity made by BGI Parent pursuant to the Indemnification Agreement, including any claims of BGI Parent with respect to the Besicorp Assumed Matters arising from the failure of Besicorp to diligently prosecute or defend such Besicorp Assumed Matters, BGI Monitoring Costs and any payment of fees and expenses of the payment agent pursuant to the Prior Plan of Merger;

•	Litigation Costs which are costs and expenses relating to:

(i)	Besicorp Assumed Matters;

(ii)	litigation arising out of or relating to any such Besicorp Assumed Matters;

(iii)	indemnification of claims against Old Besicorp’s directors and officers (prior to the Prior Merger) for actions in their official capacity preceding the date of the Prior Merger; and

(iv)	matters arising out of or relating to the Prior Merger; and

•	WOM Costs which are:

(i)	reasonable expenses incurred by Besicorp or WOM in connection with (a) the formation of WOM, (b) the Spin-Off (including the cost of distributing the shares of WOM’s Common Stock (including the fees and expenses of Continental) and (c) the preparation and filing of the Registration Statement,

(ii)	WOM’s reasonable expenses (up to $35,000 per annum) (a) to maintain its existence, (b) to comply with the Exchange Act and the rules and regulations promulgated thereunder, and (c) for such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue, and

(iii)	WOM’s costs and expenses relating to (a) the Bansbach Litigation, and (b) litigation arising out of or relating to the Bansbach Litigation, the Spin-Off and WOM’s existence.

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

        The terms of the Escrow Agreement provide that the remaining proceeds of the Escrow Fund will be released to Besicorp, subject to the satisfaction of certain conditions, including the final settlement of the Bansbach Litigation at any time after March 22, 2004.

Item 2. Description of Property

        We do not own any real property. Pursuant to the Contribution Agreement, Besicorp agreed to allow us to use its offices without charge. These offices are sufficient for our requirements.

Item 3. Legal Proceedings

        Other than the Bansbach Litigation, WOM is not a party to any legal proceedings.

        WOM is dependent upon the availability of funds from the Escrow Fund for the reimbursement of the WOM Costs. WOM’s ability to obtain reimbursement for these costs may be limited to the extent Besicorp or other third parties obtain money from the Escrow Fund thereby reducing the funds available to pay WOM Costs. Besicorp may draw on the Escrow Fund principally to:

•	satisfy its obligations pursuant to the Indemnification Agreement whereby it agreed to indemnify the Prior Merger Parties for damages relating to various matters including, breaches of the Prior Merger Agreement and substantially all of Old Besicorp’s litigation that was pending at the time of the Prior Merger, and

•	satisfy certain other obligations relating principally to certain lawsuits that Besicorp assumed from Old Besicorp pursuant to the Prior Contribution Agreement.

        Other persons may also be entitled to payments from the Escrow Funds. See “Item 1. Business — Escrow Agreement”. WOM believes that the approximately $1.5 million in assets in the Escrow Fund as of May 31, 2004 will be sufficient to pay current and future WOM Costs.

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

Forward-Looking Information

Item 6. Management’s Discussion and Analysis or Plan of Operations

        The discussion below includes or may include certain forward-looking statements that involve risks and uncertainties that concern WOM’s financial position, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, you are cautioned that we cannot assure you that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include:

•	costs or difficulties related to our ability to fund our operations from the Escrow Fund;

•	the time it takes to resolve the Bansbach Litigation; and

•	the outcome of the Bansbach Litigation.

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

Results of Operations

        As indicated previously, we are not engaged in any business activities nor do we intend to engage in any such activities and accordingly we do not expect to have any future revenues or profits. Our expenses generally will be limited to the expenses incurred in preparing documents required to be filed by public companies, the expense of distributing materials to shareholders and the transfer agent’s fees as well as the costs associated with defending the Bansbach Litigation. These expenses will generally be paid directly from the Escrow Fund and will not be reflected on our financial statements. We have no full-time employees and no offices; Besicorp agreed in the Contribution Agreement to provide us with the services of its employees and to allow us to use its offices free of charge to the extent that we determine they are reasonably necessary and for so long as we shall seek such services and the use of such offices.

        WOM’s principal assets consist of its interests in the Bansbach Litigation. These contingent assets comprise Old Besicorp’s interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. We believe that these contingent assets generally consist of any recovery to which Old Besicorp would be entitled as a result of the resolution of the Bansbach Litigation. (However, we are under no obligation to prosecute the action or to assist the plaintiff, financially or otherwise, in his prosecution of the Bansbach Litigation and we have no intention of providing any assistance to the plaintiff.) Because we are not engaged in any business activity, these assets are our only possible source of revenues. These assets will not generate any revenues to WOM unless there is a settlement or final judgment in favor of the plaintiff in the Bansbach Litigation.

        We have also assumed the contingent liabilities comprising Old Besicorp’s interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. We believe that these contingent liabilities generally consist of any damages for which Old Besicorp would be liable as a result of the resolution of the Bansbach Litigation. Therefore we intend to defend ourself from liability to the extent we deem appropriate. Reimbursements for the costs of defending ourself will be sought from the Escrow Fund. In addition, if we are required to pay damages, we expect to seek the money to pay such damages from the Escrow Fund unless the judgment prohibited such reimbursement; if any of the other defendants in the Bansbach Litigation, are required to pay damages we anticipate that we will indemnify them and seek the money for such indemnification from the Escrow Fund unless either (i) the judgment prohibited such indemnification or (ii) indemnification is impermissible under the NYBCL. However, there can be no assurance that such amounts will be available from the Escrow Fund or that WOM will be entitled to receive any such monies from the Escrow Fund.

Liquidity and Capital Resources and Off Balance Sheet Arrangements

        As of March 31, 2005 we had cash of $54, which represented our initial capitalization less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the “Annual Expenses”) annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).

        At May 31, 2005, the assets of the Escrow Fund were approximately $1.8 million consisting of $140,000 in cash and $1.66 million in principal and accrued interest on a secured note arrangement with an entity related to the Company through common ownership and control. The obligations evidenced by the note and the related security are subordinated to the rights of senior creditors.

        We believe that the Escrow Fund will be available to satisfy any claims against WOM resulting from the Bansbach Litigation, and accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position or liquidity. While we are dependent upon our ability to obtain money from the Escrow Fund to pay these expenses and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail activities, we believe that the funds available in the Escrow Fund will be sufficient to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.

Item 7. Financial Statements

Our financial statements are set forth at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer (one individual performs both functions), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

        There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Michael F. Zinn

    Mr.  Zinn, 52, has been a director of WOM since December 1999. He served as President and Chief Executive Officer of WOM from December 1999 through March 2001. He is a cousin of Frederic M. Zinn, a director and executive officer of WOM.

Frederic M. Zinn

    Mr.  Zinn, 47, has been a director of WOM since December 1999, President and Chief Executive Officer of WOM since April 2001 and Corporate Secretary since October 2002. He was previously corporate secretary from December 1999 to April 2002. Since April 2001 he has been President and Chief Executive Officer of Besicorp, and since May 2003 has been secretary, and served as Senior Vice President, General Counsel and Secretary of Besicorp from November 1998 to March 2001. He has also served as a director of Besicorp from April 2000. He joined Old Besicorp as a temporary executive with the title of Vice President in November 1997. He was appointed an executive officer of Old Besicorp holding the title of Senior Vice President and General Counsel in May 1998. He resigned as an officer of Old Besicorp in March, 1999. Prior to joining Old Besicorp, Mr. Zinn was the President of Zinn & Lebovic, a Professional Law Corporation, from 1992 to 1997. Before that, Mr. Zinn was General Counsel at JTE Real Estate Group, Inc. from 1989 to 1992; Associate Attorney at Palmieri, Tyler, Weiner, Wilhelm & Waldron from 1986 to 1988; and Associate Attorney at Hart, King & Coldren from 1982 to 1986. Mr. Zinn received a BA in Economics from the University of California at Davis and a JD from the UCLA School of Law. He is a cousin of Michael F. Zinn, a director of WOM.

Code of Ethics

        The Company has not adopted a code of ethics and does not acticipate adopting such code in the near future inasmuch as the Company does not engage in any operating activities.

Item 10. Executive compensation

        During the fiscal year ended March 31, 2005, our directors and executive officers did not receive any compensation from us for serving in such capacities. Pursuant to the Contribution Agreement, Besicorp has agreed to provide the service of its employees to us without charge; Besicorp’s employees who provide services to us, including our directors and executive officers, may receive compensation for such services from Besicorp.

        We have not granted any Rights and there are no stock option, contribution, benefit or other plans for our directors, officers or employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table shows the shares of WOM Common Stock owned as of May 31, 2005 by each beneficial owner of more than 5% of the WOM Common Stock, the current directors, the current executive officers and by all current directors and executive officers as a group. Except as otherwise provided in the footnotes to the table, the beneficial owners have sole voting and investment power as to all securities.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Beneficially Owned (1)
Michael F. Zinn(3)	57,967	48.9%
Frederic M. Zinn(3)	--	*
Harold M. Zinn	10,000	8.4%
2295 S. Ocean Blvd
Palm Beach, FL 33480

Current directors and executive	57,967	48.9%
officer as a group (2 persons)

* Less than 1 percent.

(1)     Except as described below, such persons have the sole power to vote and direct the disposition of such shares.

(2)     Represents 57,967 shares held in the name of Besicorp Holdings. Michael F. Zinn is a director of Besicorp Holdings. Avalon owns approximately 94.5% of the shares of Besicorp Holdings’ common stock and therefore can appoint and remove the directors. The only members of Avalon are Michael F. Zinn and his ex-wife, Valerie Zinn, who owns a nominal interest in Avalon. Michael F. Zinn is the sole manager of Avalon and therefore is the only person with power to vote or dispose of Avalon’s shares of Besicorp Holdings’ common stock.

(3)     The address for directors and executive officers is the address of the Company’s executive offices.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2005, all officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 12. Certain Relationships And Related Transactions

As noted in “Item 6. Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources and Off Balance Sheet Arrangements,” the Escrow Fund loaned an aggregate of $1million to Besicorp-Empire Development Company, LLC (“BEDCO”), an entity in which Michael Zinn, a principal shareholder and director of Company, has an indirect controlling interest. The interest rate on the loan accrues at the rate of 25% per annum (compared to the interest rate of less than three percent (3%) per annum such funds were previously earning) and is secured by substantially all of BEDCO’s assets. The repayment of this loan and the related security arrangements are subordinated to the rights of senior creditors. Management believes, based on, among other things, appraisals it has reviewed, that the collateral is more than sufficient to secure, after giving effect to the subordination, the principal amount of the loan and the interest that has accrued thereon.

Item 13. Exhibits

Exhibit No	Description

2.1	Contribution and Distribution Agreement by and between Besicorp and WOM.[1]
3(i)	Certificate of Incorporation of WOM, Inc.[2]
3(ii)	By-Laws of WOM, Inc.[1]
10.1	Indemnification Agreement dated as of March 22, 1999 by and among Old Besicorp, Besicorp, BGI Parent and BGI Acquisition[2]

10.2	Escrow Agreement dated as of March 22, 1999 by and among Besicorp, Old Besicorp, BGI Parent and BGI Acquisition.[2]

10.3	Amendment No.1 to the Escrow Agreement dated as of February 23, 2000 by and among Besicorp, Old Besicorp, BGI Parent and WOM.[3]

31.1	Rule 13a-14(a)/15(d)-14(a) certifications
32.1	Section 1350 certifications

[1] Incorporated by reference to the corresponding exhibit filed with the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form 10-SB filed with the SEC on or about April 7, 2000.

[2] Incorporated by reference to the corresponding exhibit filed with the Company’s Registration Statement on Form 10-SB with the SEC on or about January 6, 2000.

[3] Incorporated by reference to the corresponding exhibit filed with the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB filed with the SEC on or about March 14, 2000.

Item 14. Principal Accountant Fees and Services.

Audit Fees. For the year ending March 31, 2005 the Company paid UHY LLP (“UHY”) and Urbach Kahn & Werlin LLP (“UKW”) $4,330 and $3,540, respectively, and for the year ending March 31, 2004, paid UKW $3,900 for professional services rendered for the audit of the financial statements included in the Company’s Annual Reports on Form 10-KSB and for reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.

Audit-Related Fees. The Company did not pay UHY or UKW for the year ending March 31, 2005 and UKW for the year ending March 31, 2004, any sums for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and that were not reported under “Audit Fees” above.

Tax Fees. The Company did not pay UHY or UKW for the year ending March 31, 2005 and UKW for the year ending March 31, 2004, any sums for tax compliance, tax advice and tax planning.

All Other Fees. The Company did not pay UHY or UKW for the year ending March 31, 2005 and UKW for the year ending March 31, 2004, any sums for services other than those reported above.

The audit committee or corporate body performing similar functions has not adopted any pre-approval policies and procedures and none of the services reflected above were approved by such committee through any such policy.

UHY has advised the Company that it has a continuing relationship with UHY Advisors NY, Inc. (formerly called Urbach Kahn & Werlin Advisors, Inc) (“Advisors”) from which it leases staff who are full time permanent employees of Advisors and through which the partners of UHY provide non-audit services. While serving as the Company’s independent auditors, UKW maintained a similar continuing relationship with Advisors. As a result of their arrangement with Advisors, UHY and UKW have no full time employees and, therefore, all of the services referred to above under “Audit Fees” were performed for the Company by UHY or UKW, as the case may be, through permanent, full time employees of Advisors leased to UHY or UKW. UHY manages and supervises its audit engagements and the audit staff and is exclusively responsible for the report rendered in connection with its audit of the Company’s March 31, 2005 financial statements. Similalrly, UKW managed and supervised its audit engagement and the audit staff and is exclusively responsible for the report rendered in connection with its audit of the Company’s March 31, 2004 financial statements.

INDEX TO THE FINANCIAL STATEMENTS OF WOM, INC.

Index to the Financial Statements of WOM, Inc........................................................F-1

Independent Auditor’s Report………………………………………………………F-2

Report of Independent Registered Public Accounting Firm …………………………F-3

Balance Sheet as of March 31, 2005 and March 31, 2004………………………….F-4

Statement of Operations for the years ended March 31, 2005
and March 31, 2004 ……………………………………………………………………………F-5

Statement of Changes in Shareholders’ Equity (Deficiency) for the years ended March 31, 2005 and March 31, 2004 ……………………………………………………F-6

Statement of Cash Flows for the years ended March 31, 2005
and March 31, 2004 ………………………………………………………………F-7

Notes to Financial Statements of WOM, Inc..............................................................F-8

Independent Auditor’s Report

To the Board of Directors and Shareholders of WOM, Inc.

We have audited the accompanying balance sheet of WOM, Inc. as of March 31, 2004, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOM, Inc. as of March 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 and 2, WOM, Inc. was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation. WOM, Inc. is not currently engaged, and does not expect to engage, in any business activities. It is likely that if WOM, Inc. receives any amounts for damages as a result of the resolution of the Bansbach Litigation, these amounts will be distributed to the holders of WOM, Inc. Common Stock (except to the extent a court otherwise orders) shortly afterward and that WOM, Inc. will then be liquidated. In addition, if at any time the Bansbach Litigation is decided in favor of the defendants it is anticipated that WOM, Inc. will be liquidated.

Albany, New York
June 28, 2004                                                                                             /s/ Urbach Kahn & Werlin LLP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WOM, Inc.

We have audited the accompanying balance sheet of WOM, Inc. as of March 31, 2005, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOM, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 and 2, WOM, Inc. was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation. WOM, Inc. is not currently engaged, and does not expect to engage, in any business activities. It is likely that if WOM, Inc. receives any amounts for damages as a result of the resolution of the Bansbach Litigation, these amounts will be distributed to the holders of WOM, Inc. Common Stock (except to the extent a court otherwise orders) shortly afterward and that WOM, Inc. will then be liquidated. In addition, if at any time the Bansbach Litigation is decided in favor of the defendants it is anticipated that WOM, Inc. will be liquidated.

Albany, New York
June 2, 2005                                                                                             /s/ UHY LLP

WOM, INC.
BALANCE SHEET

	March 31, 2005	March 31, 2004
ASSETS
Cash	$ 54	$ 54

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Accrued expenses	$ 5,665	$ 5,665

Total Liabilities	5,665	5,665

Shareholders’ Equity:
Common stock, $.01 par value, 250,000 shares
authorized; 118,436 shares issued at March 31, 2005
and 2004	1,184	1,184

Accumulated deficit	(6,795)	(6,795)
Total Shareholders' Equity (Deficit)	(5,611)	(5,611)

Total Liabilities and Shareholders'
Equity	$ 54	$ 54

See accompanying notes to financial statements.

WOM, INC.
STATEMENT OF OPERATIONS

	For the Year Ended March 31, 2005	For the Year Ended March 31, 2004
Revenues	$0	$0
Costs and Expenses	0	0

Income Before Income Taxes	0	0
Provisions for Income Taxes	0	0

Net Income	$0	$0

Basic Income per Share	$0	$0

Basic Weighted Average Number of Shares Outstanding	118,436	118,436

See accompanying notes to financial statements.

WOM, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) For The Years
Ended March 31, 2005 and 2004

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balance at March 31, 2003	$1,184	$ 0	$(6,795)	$(5,611)

Net Income for the Year	--	--	--	--

Balance at March 31, 2004	1,184	0	6,795)	(5,611)

Net Income for the Year	--	--	--	--

Balance at March 31, 2004	$1,184	$ 0	$6,795)	$(5,611)

See accompanying notes to financial statements.

WOM, INC.
STATEMENT OF CASH FLOWS

	For the Year Ended March 31, 2005	For the Year Ended March 31, 2004
Operating Activities:
Net Income	$ 0	$ 0
Adjustments	0	0
Net Cash Provided
By Operating Activities	0	0
Increase in Cash	0	0
Cash Beginning	54	54
Cash Ending	$ 54	$ 54

Supplemental Cash Flow Information:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

WOM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTES 1 ORGANIZATION

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

Old Besicorp paid certain legal expenses incurred on its own behalf and by certain officers and directors in connection with the Proceeding. As of March 31, 2005, and 2004, the amounts paid on behalf of Michael F. Zinn in connection with the Proceeding equaled $338,517. In addition, Old Besicorp reimbursed him for the legal fees and expenses (approximately $39,180) which had been incurred by third parties in connection with the Proceeding and which had been paid by him. In addition, Old Besicorp paid additional legal fees and disbursements of approximately $742,576 incurred in connection with the Proceeding by Old Besicorp, certain directors, officers, and employees and their spouses who were defendants or actual or potential witnesses in this matter.

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

The complaint in the Bansbach Litigation was dismissed by the Appellate Division, Third Department in a unanimous decision in May 2002. The plaintiff's motion to the Appellate Division, Third Department seeking: (a) leave to file an amended complaint; (b) reargument of the decision dismissing the complaint; and (c) leave to appeal to the Court of Appeals was denied in August 2002. In January 2003 the Court of Appeals granted plantiff's motion for leave to appeal to the Court of Appeals. In a decision dated October 30, 2003, the New York Court of Appeals modified the decision of the Appellate Division, Third Department, by reinstating the Order of the Supreme Court, Ulster County, which had granted summary judgment as to liability only against Michael Zinn. The Court of Appeals remitted the case to the Supreme Court for further proceedings. Zinn's motion for reargument was denied by the New York Court of Appeals in an order, dated January 8, 2004. In February, 2004, Zinn filed a motion in the Supreme Court to renew his opposition to plaintiff's prior motion for summary judgment on the basis of evidence that was not available to Zinn at the time that the motion for summary judgment was granted. Zinn's motion for renewal was denied in an order dated July 9, 2004. The Company has filed an appeal from that order and will continue to vigorously defend this action.

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

NOTE 4 CAPITAL STOCK

Prior to the completion of the Besicorp Ltd. merger, WOM issued, to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger. As a result of forfeitures and cancellations in prior years, there are currently 118,436 shares of WOM common stock outstanding at March 31, 2005.

NOTE 5 ESCROW FUND

In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation is still covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): (i) to provide, by funding claims for WOM Costs, that WOM shall be provided from the Escrow Fund with its reasonable expenses (up to $35,000 per annum) in connection with maintaining WOM's existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) to provide that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off. In addition, BGI Parent remains entitled to reimbursements for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation Costs. As of May 31, 2005, as a result of permitted releases aggregating approximately $6.3 million and after giving effect to interest income earned aggregating approximately $1.6 million, assets of the Escrow Fund approximated $1.8 million. The assets of the escrow fund include approximately $140,000 in cash and cash equivalents and $1.66 million representing principal and accrued interest under a secured note arrangement with an entity related through common ownership and control. The obligations evidenced by such note and the related security are subordinated to the rights of senior creditors.

NOTE 6 INCOME TAXES

For Fiscal 2005 and 2004, income taxes approximating $800 for each year representing the minimum tax liability due to New York State, were reimbursed from the Escrow Fund.

GLOSSARY

"Acquisition Corp". means Besi Acquisition Corp., a New York corporation and a wholly owned subsidiary of Parent.

"Avalon" means Avalon Ventures, LLC, a limited liability company organized under the laws of Virginia. The only members of Avalon are Michael F. Zinn and his ex-wife, Valerie Zinn, who owns a nominal interest in Avalon.

"Bansbach Litigation" means a shareholder derivative action commenced in August 1997 in the New York Supreme Court, Ulster County, entitled John Bansbach v. Michael F. Zinn, Michael J. Daley, Gerald A. Habib, Harold Harris, Richard E. Rosen, and Besicorp Group Inc., Index No. 97-2573.

"Besicorp" means Besicorp Ltd.

"Besicorp Assumed Matters" means the Existing Litigation and other matters to be prosecuted or defended by Besicorp pursuant to the Indemnification Agreement.

"Besicorp Board" means the Board of Directors of Besicorp.

"Besicorp Common Stock" means the common stock, par value $.01 per share, of Besicorp.

"Besicorp Holdings" means Besicorp Holdings, Ltd., a New York corporation.

"BGI Acquisition" means BGI Acquisition Corp., a wholly owned subsidiary of BGI Parent, and a party to the Prior Plan of Merger.

"BGI Indemnity Claims" means all claims for indemnity made by BGI Parent pursuant to the Indemnification Agreement, including any claims of BGI Parent with respect to the Besicorp Assumed Matters arising from the failure of Besicorp to diligently prosecute or defend such Besicorp Assumed Matters, BGI Monitoring Costs and any payment of fees and expenses of the payment agent pursuant to the Prior Plan of Merger.

"BGI Monitoring Costs" means BGI Parent's out-of-pocket expenses (not to exceed $40,000 per year) incurred if it is represented by counsel with respect to the Besicorp Assumed Matters and the Bansbach Litigation.

"BGI Parent" means BGI Acquisition LLC, a party to the Prior Plan of Merger. "Buyer" means Parent and Acquisition Corp.

"Contributed Assets" mean the interests in the Bansbach Litigation that Besicorp received pursuant to the Prior Contribution Agreement as a result of the Prior Merger Order (subject to WOM's agreement to return such interests if a Prior Merger Order Reversal occurs).

"Contribution" means the contribution of the Contributed Assets to WOM pursuant to the Contribution Agreement.

"Contribution Agreement" means the Contribution and Distribution Agreement by and between Besicorp and WOM.

"Derivative Litigation" means the Bansbach Litigation and the Lichtenberg Litigation.

"Distributed Businesses" means Old Besicorp's photovoltaic and independent power development businesses.

"Distribution" means a dividend of one share of WOM Common Stock immediately prior to the Merger for each share of Besicorp Common Stock outstanding on such date.

"Entitled Holders" mean the holders of Besicorp Common Stock as of the spin-off record date.

"Escrow Agent" means Robinson Brog as the escrow agent pursuant to the Escrow Agreement.

"Escrow Agreement" means the escrow agreement entered into on March 22, 1999 by Besicorp and certain other parties, as amended by the Escrow Agreement Amendment.

"Escrow Agreement Amendment" means Amendment No. 1 to the Escrow Agreement, dated as of February 23, 2000, effective as of the date of the Spin-Off, by and between Besicorp, WOM and certain other parties.

"Escrow Fund" means monies held by the Escrow Agent pursuant to the Escrow Agreement.

"Escrow Fund Determination Procedure" means the Escrow Agent's receipt of (i) the joint written direction of BGI Parent, WOM and Besicorp to release funds from the Escrow Fund, (ii) a written instrument representing a final and non-appealable order with respect to the disposition of funds from the Escrow Fund issued by an arbitrator or (iii) a certified copy of a final and non-appealable judgment of a court of competent jurisdiction directing the disbursement of such funds.

"Escrow Fund Payments" means additional cash payments equal to the remaining proceeds being distributed by the Escrow Agent divided by the Total Shares.

"Exchanges" means the New York Stock Exchange, the American Stock Exchange and the Nasdaq Stock Market, Inc.

"Existing Litigation" means certain litigation specified in the Indemnification Agreement.

"Indemnification Agreement" means the indemnification agreement between BGI Parent, BGI Acquisition and Besicorp dated March 22, 1999.

"Lichtenberg Litigation" means a shareholder derivative action commenced on March 29, 1993 in New York Supreme Court, Ulster County, entitled Lichtenberg v. Michael F. Zinn, Steven I. Eisenberg, and Martin E. Enowitz, et al., Index No. 93-1987. This action has been dismissed.

"Litigation Costs" means costs and expenses relating to (i) Besicorp Assumed Matters; and (ii) litigation arising out of or relating to any such Besicorp Assumed Matters; (iii) indemnification of claims against Old Besicorp's directors and officers (prior to the Prior Merger) for actions in their official capacity preceding the date of the Prior Merger; or (iv) in connection with matters arising out of or relating to the Prior Merger. "March Complaint" means the complaint in the March Litigation.

"March Director Defendants" mean the Old Besicorp Board in March 1999 consisting of Michael F. Zinn, Michael Daley, Melanie Norden, Gerald Habib and Richard Rosen.

"March Litigation" means a class action commenced on March 5, 1999, in the United States District Court for the Southern District of New York, entitled James Lichtenberg and John Bansbach v. Besicorp Group Inc., BGI Acquisition LLC, BGI Acquisition Corp. et al.

"Merger" means the merger of Acquisition Corp. with and into Besicorp pursuant to the Plan of Merger.

"Old Besicorp" means Besicorp Group Inc, which owned all of the shares of Besicorp prior to the Prior Distribution.

"Old Besicorp Board" means Old Besicorp's board of directors. "Parent" means Besicorp Holdings, Ltd., a New York corporation.

"Payment Agent" means Continental or such other person designated by the parties prior to the Effective Date as the payment agent for the Plan of Merger.

"Plan of Merger" means the Amended and Restated Agreement and Plan of Merger, dated as of November 24, 1999 by and among Besicorp, Parent and Acquisition Corp.

"Prior Assignment of the Derivative Litigation" means Old Besicorp's assignment to Besicorp of the contingent assets and/or liabilities comprising Old Besicorp's interests in the Derivative Litigation.

"Prior Contribution" means Old Besicorp's distribution of the Distributed Businesses to Besicorp.

"Prior Contribution Agreement" means the Contribution and Distribution Agreement dated March 22, 1999 by and among Besicorp and Old Besicorp.

"Prior Distribution" means a dividend on March 22, 1999 of one share of Besicorp Common Stock for each 25 shares of Old Besicorp's common stock outstanding on such date.

"Prior Merger" means the merger effectuated on March 22, 1999 pursuant to the Prior Plan of Merger as a result of which Old Besicorp was acquired by BGI Parent.

"Prior Merger Consideration" means the aggregate merger consideration paid pursuant to the Prior Plan of Merger.

"Prior Merger Order" means the order of the Unites States District Court for the Southern District of New York in the March Litigation issued on March 18, 1999, which order, among other things, required Old Besicorp to assign to Besicorp the contingent assets and liabilities comprising Old Besicorp's interests in the Bansbach Litigation and the Lichtenberg Litigation.

"Prior Merger Order Reversal" means a reversal, revocation or other action, however designated, which nullifies such part of the Prior Merger Order that required the Prior Assignment of the Derivative Litigation so long as such reversal, revocation or other action is subject to no further appeal.

"Prior Merger Parties" means BGI Acquisition, BGI Parent and Old Besicorp.

"Prior Plan of Merger" means the agreement and plan of merger between Old Besicorp, BGI Acquisition and BGI Parent, as a result of which Old Besicorp was acquired on March 22, 1999 by BGI Parent.

"Prior Spin-Off" means the Prior Contribution and the Prior Distribution.

"Proceeding" means a proceeding in the United States District Court for the Southern District of New York, in connection with contributions to the 1992 election campaign of Congressman Maurice Hinchey.

"Purchaser Indemnitees" means BGI Parent, Old Besicorp and its subsidiaries and their respective affiliates and agents.

"Rights" means restricted stock, options, including restricted stock options pursuant to which restricted stock may be acquired, warrants, and other rights to acquire shares of WOM Common Stock.

"Robinson Brog" means Robinson Brog Leinwand Greene Genovese & Gluck P.C.

"Spin-Off" means the Contribution and the Distribution effectuated immediately prior to the Merger.

"WOM" means WOM, Inc., a New York corporation and a formerly wholly-owned subsidiary of Besicorp which was distributed to the holders of Besicorp Common Stock pursuant to the Spin-Off.

"WOM Board" means the Board of Directors of WOM.

"WOM Common Stock" means the common stock, par value $.O1 per share, of WOM.

"WOM Costs" means (i) reasonable expenses incurred by Besicorp or WOM in connection with (a) the formation of WOM, (b) the Spin-Off (including the cost of distributing the shares of WOM's Common Stock (including the fees and expenses of Continental)) and (c) the preparation and filing of the registration statement on Form 10-SB registering the WOM Common Stock under the Securities Exchange Act of 1934, as amended, (ii) WOM's reasonable expenses (up to $35,000 per annum) (a) to maintain its existence, (b) to comply with the Exchange Act and the rules and regulations promulgated thereunder, and (c) for such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (iii) WOM Litigation Costs.

"WOM Litigation Costs" means WOM's costs and expenses relating to (a) the Bansbach Litigation, and (b) litigation arising out of or relating to the Bansbach Litigation, the Spin-Off and WOM's existence.

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOM, Inc.
By:
/s/ Frederic M. Zinn Frederic M. Zinn, President
July 13, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President and Director (principal executive officer and principal financial and accounting officer)

/s/ Frederic M. Zinn
Frederic M. Zinn		July 13, 2005
/s/ Michael F. Zinn
Michael F. Zinn	Director	July 13, 2005

=