Form 10QSB
period 2005-06-30
WOM INC
filed 2005-08-15
CIK 1101595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-28789

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [X]             No [ ]

As of June 28, 2005, 118,436 shares of Common Stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements

WOM, INC.
BALANCE SHEET

ASSETS

	June 30, 2005	March 31, 2005
	(Unaudited)
Cash	$54	$54

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses	$5,665	$5,665

Total Liabilities	$5,665	$5,665

Shareholders’ Equity:
Common stock, $.01 par value, 250,000 shares
authorized; 118,436 shares issued at June 30, 2005
and March 31, 2005	1,184	1,184

Accumulated deficit	(6,795)	(6,795)

Total Shareholders' Equity (Deficit)	(5,611)	(5,611)

Total Liabilities and Shareholders'	$54	$54

Equity

See accompanying notes to financial statements.

WOM, INC.

STATEMENT OF OPERATIONS

Three months ended June 30,
	2005 (Unaudited)	2004 (Unaudited)
Revenues	$0	$0

Costs and Expenses	0	0

Income Before Income Taxes	0	0
Provisions for Income Taxes	0	0

Net Income	$0	$0

Basic Income per Share	$0	$0

Basic Weighted Average Number of Shares Outstanding
	118,436	118,436

See accompanying notes to financial statements.

WOM, INC.STATEMENT
OF CASH FLOWS

	Three months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)	Operating Activities:
Net Income	$0	$0
Increase in accrued expenses	0	0

Net Cash Provided
By Operating Activities	0	0

Increase in Cash	0	0
Cash Beginning	$54	$54

Cash Ending	$54	$54

Supplemental Cash Flow Information:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

WOM, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

A.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the “Company” or “WOM”) as of June 30, 2005; the results of operations for the three months ended June 30, 2005 and 2004, and the statement of cash flows for the corresponding three-month periods. WOM is not currently engaged, and does not expect to engage, in any business activities.

B.     BUSINESS

Besicorp Ltd. (“Besicorp”) incorporated WOM, INC. in December 1999, by contributing $100 in exchange for 100 shares of WOM common stock in order to effectuate a spin-off prior to the merger of Besicorp Ltd. WOM was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation. (See Note 2 of the Notes to Financial Statements filed with the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005). Capitalized terms used without being defined herein shall have the meanings ascribed to such terms by WOM’s Annual Report on Form 10-KSB for the year ended March 31, 2005.

C.     COMMON STOCK

Prior to the completion of the Besicorp Ltd. merger, WOM issued to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger. As a result of forfeitures and cancellations in prior years, there are currently 118,436 shares of WOM common stock outstanding at June 30, 2005.

D.     LEGAL PROCEEDINGS

The complaint in the Bansbach Litigation was dismissed by the Appellate Division, Third Department in a unanimous decision in May 2002. The plaintiff’s motion to the Appellate Division, Third Department seeking: (a) leave to file an amended complaint; (b) reargument of the decision dismissing the complaint; and (c) leave to appeal to the Court of Appeals was denied in August 2002. In January 2003, the Court of Appeals granted plantiff’s motion for leave to appeal to the Court of Appeals. In a decision dated October 30, 2003, the New York Court of Appeals modified the decision of the Appellate Division, Third Department, by reinstating the Order of the Supreme Court, Ulster County, which had granted summary judgment as to liability only against Michael Zinn. The Court of Appeals remitted the case to the Supreme Court for further proceedings. Zinn’s motion for reargument was denied by the New York Court of Appeals in an order, dated January 8, 2004. In February, 2004, Zinn filed a motion in the Supreme Court to renew his opposition to plaintiff’s prior motion for summary judgment on the basis of evidence that was not available to Zinn at the time that the motion for summary judgment was granted. Zinn’s motion for renewal was denied in an order dated July 9, 2004. The Company has filed an appeal from that order and intends to vigorously defend this action.

See the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Forward-Looking Information

        The discussion below includes or may include certain forward-looking statements that involve risks and uncertainties that concern WOM’s financial position, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,”“plan,” “estimate,” “expect,” “intend,” and other similar expressions. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, you are cautioned that we cannot assure you that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include:

o costs or difficulties related to our ability to fund our operations from the Escrow Fund; o the time it takes to resolve the Bansbach Litigation; and o the outcome of the Bansbach Litigation.

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

Results of Operations

        We are not engaged in any business activities nor do we intend to engage in any such activities and accordingly, we do not expect to have any future revenues or profits. Our expenses generally will be limited to the expenses incurred in preparing documents required to be filed by public companies, the expense of distributing materials to shareholders and the transfer agent’s fees as well as the costs associated with defending the Bansbach Litigation. These expenses will generally be paid directly from the Escrow Fund and will not be reflected on our financial statements. We have no full-time employees and no offices; Besicorp agreed in the Contribution Agreement to provide us with the services of its employees and to allow us to use its offices free of charge to the extent that we determine they are reasonably necessary and for so long as we shall seek such services and the use of such offices.

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

        We have also assumed the contingent liabilities comprising Old Besicorp’s interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. We believe that these contingent liabilities generally consist of any damages for which Old Besicorp would be liable as a result of the resolution of the Bansbach Litigation. Therefore, we intend to defend ourself from liability to the extent we deem appropriate. Reimbursements for the costs of defending ourself will be sought from the Escrow Fund. In addition, if we are required to pay damages, we expect to seek the money to pay such damages from the Escrow Fund unless the judgment prohibited such reimbursement; if any of the other defendants in the Bansbach Litigation, are required to pay damages we anticipate that we will indemnify them and seek the money for such indemnification from the Escrow Fund unless either (i) the judgment prohibited such indemnification or (ii) indemnification is impermissible under the NYBCL. However, there can be no assurance that such amounts will be available from the Escrow Fund or that WOM will be entitled to receive any such monies from the Escrow Fund.

Liquidity and Capital Resources and Off Balance Sheet Arrangements

        As of June 30, 2005 we had cash of $54, which represented our initial capitalization less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the “Annual Expenses”) annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).

        At July 31, 2005, the assets of the Escrow Fund were approximately $1.8 million consisting of $110,000 in cash and $1.68 million in principal and accrued interest on a secured note arrangement with an entity related to the Company through common ownership and control. The obligations evidenced by the note and the related security are subordinated to the rights of senior creditors.

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

Part II — Other Information

Item 1. Legal Proceedings

        The information required to be disclosed by this item is incorporated by reference to Note D of the financial statements included herein.

Item 6. Exhibits

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
August 15, 2005