Form 10QSB
period 2005-09-30
WOM INC
filed 2005-11-14
CIK 1101595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes [X]             No [ ]

As of September 30, 2005, 118,436 shares of Common Stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements

WOM, INC.
BALANCE SHEET

ASSETS

	September 30, 2005 (Unaudited)	March 31, 2005
Cash	$54	$54

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses	$5,665	$5,665
Total Liabilities	$5,665	$5,665
Shareholders’ Equity:
Common stock, $.01 par value, 250,000 shares
authorized; 118,436 shares issued at September 30,
2005 and
March 31, 2005	1,184	1,184
Accumulated deficit	(6,795))	(6,795))
Total Shareholders' Equity (Deficit)	(5,611))	(5,611))
Total Liabilities and Shareholders'
Equity	$54	$54

See accompanying notes to financial statements.

WOM, INC.

STATEMENT OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
Revenues	$0	$0	$0	$0
Costs and Expenses	0	0	0	0

Income Before Income Taxes	0	0	0	0
Provision for Income Taxes	0	0	0	0

Net Income	$0	$0	$0	$0

Basic Income per Share	$0	$0	$0	$0

Basic Weighted Average Number of Shares
Outstanding	118,436	118,436	118,436	118,436

See accompanying notes to financial statements.

WOM, INC.

STATEMENT OF CASH FLOWS

	Six months ended September 30, 2005	Six months ended September 30, 2004
	(Unaudited)	(Unaudited)
Operating Activities:
Net Income	$0	$0
Increase in accrued expenses	0	0

Net Cash Provided
By Operating Activities	0	0

Increase in Cash	0	0
Cash Beginning	54	54

Cash Ending	$54	$54

Supplemental Cash Flow Information:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

WOM, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the “Company” or “WOM”) as of September 30, 2005; the results of operations for the three and six month periods ended September 30, 2005 and 2004, and the statement of cash flows for the corresponding six-month periods. WOM is not currently engaged, and does not expect to engage, in any business activities.

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

C.     COMMON STOCK

Prior to the completion of the Besicorp Ltd. merger, WOM issued to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger. As a result of forfeitures and cancellations in prior years, there are currently 118,436 shares of WOM common stock outstanding at September 30, 2005.

D.     LEGAL PROCEEDINGS

The complaint in the Bansbach Litigation was dismissed by the Appellate Division, Third Department in a unanimous decision in May 2002. The plaintiff’s motion to the Appellate Division, Third Department seeking: (a) leave to file an amended complaint; (b) reargument of the decision dismissing the complaint; and (c) leave to appeal to the Court of Appeals was denied in August 2002. In January 2003, the Court of Appeals granted plantiff’s motion for leave to appeal to the Court of Appeals. In a decision dated October 30, 2003, the New York Court of Appeals modified the decision of the Appellate Division, Third Department, by reinstating the Order of the Supreme Court, Ulster County, which had granted summary judgment as to liability only against Michael Zinn. The Court of Appeals remitted the case to the Supreme Court for further proceedings. Zinn’s motion for reargument was denied by the New York Court of Appeals in an order, dated January 8, 2004. In February, 2004, Zinn filed a motion in the Supreme Court to renew his opposition to plaintiff’s prior motion for summary judgment on the basis of evidence that was not available to Zinn at the time that the motion for summary judgment was granted. Zinn’s motion for renewal was denied in an order dated July 9, 2004. The decision denying Zinn’s motion for renewal was affirmed by the Appellate Division, Third Department, in a memorandum and order, dated July 7, 2005. As a result of the death of defendant Michael Zinn on October 19, 2005, the Supreme Court has agreed to stay all proceedings in this action for a period of sixty days. After the estate of Michael Zinn is substituted in as a party defendant and the stay is lifted, discovery in this action will continue. It is not yet known what effect, if any, the death of Michael Zinn will have on the prosecution and defense of this action. The Company intends to vigorously defend this action. See the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005.

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

Liquidity and Capital Resources and Off Balance Sheet Arrangements

        As of September 30, 2005 we had cash of $54, which represented our initial capitalization less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the “Annual Expenses”) annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).

        At September 30, 2005, the assets of the Escrow Fund were approximately $1.83 million consisting of $100,000 in cash and $1.73 million in principal and accrued interest on a secured note arrangement with an entity related to the Company through common ownership and control. The obligations evidenced by the note and the related security are subordinated to the rights of senior creditors.

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
November 11, 2005