Form 10QSB
period 2005-12-31
WOM INC
filed 2006-02-13
CIK 1101595

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 000-28789

                                    WOM, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                     New York                              14-1818862
     ---------------------------------------        ----------------------
          (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)            Identification Number)


                1151 Flatbush Road
                Kingston, New York                         12401
     ---------------------------------------        ----------------------
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

                                 |X| Yes |_| No

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 |X| Yes |_| No

As of December 31, 2005, 118,436 shares of Common Stock were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                    WOM, INC.
                                  BALANCE SHEET

                                     ASSETS

                                                         December 31, 2005   March 31, 2005
                                                            (Unaudited)

Cash                                                           $    54          $    54
                                                               =======          =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses                                               $ 5,665          $ 5,665
                                                               -------          -------

         Total Liabilities                                     $ 5,665          $ 5,665
                                                               -------          -------

Shareholders' Equity:
Common stock, $.01 par value, 250,000
shares authorized; 118,436 shares issued
at December 31, 2005 and
March 31, 2005                                                   1,184            1,184

Accumulated deficit                                             (6,795)          (6,795)
                                                               -------          -------
     Total Shareholders' Equity (Deficit)                       (5,611)          (5,611)
                                                               -------          -------

     Total Liabilities and Shareholders'
     Equity                                                    $    54          $    54
                                                               =======          =======


See accompanying notes to financial statements.

                                    WOM, INC.
                             STATEMENT OF OPERATIONS

                                                  Three months ended            Nine months ended
                                                     December 31,                  December 31,
                                              -----------------------       ------------------------
                                                2005           2004           2005            2004
                                              --------       --------       --------       --------
                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Revenues                                      $      0       $      0       $      0       $      0

Costs and Expenses                                   0              0              0              0
                                              --------       --------       --------       --------

Income Before Income Taxes                           0              0              0              0

Provision for Income Taxes                           0              0              0              0
                                              --------       --------       --------       --------

Net Income                                    $      0       $      0       $      0       $      0
                                              ========       ========       ========       ========

Basic Income per Share                        $      0       $      0       $      0       $      0
                                              ========       ========       ========       ========

Basic Weighted Average Number of Shares
Outstanding                                    118,436        118,436        118,436        118,436
                                              ========       ========       ========       ========

See accompanying notes to financial statements.

                                    WOM, INC.
                             STATEMENT OF CASH FLOWS

                                                     Nine months ended     Nine months ended
                                                     December 31, 2005     December 31, 2004
                                                     -----------------     -----------------

                                                         (Unaudited)          (Unaudited)
Operating Activities:

         Net Income                                      $    0               $    0

Increase in accrued expenses                                  0                    0
                                                         ------               ------

         Net Cash Provided
                  By Operating Activities                     0                    0
                                                         ------               ------

Increase in Cash                                              0                    0

Cash Beginning                                               54                   54
                                                         ------               ------

Cash Ending                                              $   54               $   54
                                                         ======               ======

Supplemental Cash Flow Information:
         Interest paid                                   $    0               $    0

         Income taxes paid                               $    0               $    0


See accompanying notes to financial statements.

                                    WOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the "Company" or "WOM") as of December 31, 2005; the results of operations for the three months and nine month periods ended December 31, 2005 and 2004, and the statement of cash flows for the corresponding nine-month periods. WOM is not currently engaged, and does not expect to engage, in any business activities.

B. BUSINESS

Besicorp Ltd. ("Besicorp") incorporated WOM, INC. in December 1999, by contributing $100 in exchange for 100 shares of WOM common stock in order to effectuate a spin-off prior to the merger of Besicorp Ltd. WOM was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation. (See Note 2 of the Notes to Financial Statements filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005). Capitalized terms used without being defined herein shall have the meanings ascribed to such terms by WOM's Annual Report on Form 10-KSB for the year ended March 31, 2005.

C. COMMON STOCK

Prior to the completion of the Besicorp Ltd. merger, WOM issued to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger. As a result of forfeitures and cancellations in prior years, there are currently 118,436 shares of WOM common stock outstanding at December 31, 2005.

D. LEGAL PROCEEDINGS

The complaint in the Bansbach Litigation was dismissed by the Appellate Division, Third Department in a unanimous decision in May 2002. The plaintiff's motion to the Appellate Division, Third Department seeking: (a) leave to file an amended complaint; (b) reargument of the decision dismissing the complaint; and
(c) leave to appeal to the Court of Appeals was denied in August 2002. In January 2003, the Court of Appeals granted plaintiff's motion for leave to appeal to the Court of Appeals. In a decision dated October 30, 2003, the New York Court of Appeals modified the decision of the Appellate Division, Third Department, by reinstating the Order of the Supreme Court, Ulster County, which had granted summary judgment as to liability only against Michael Zinn. The Court of Appeals remitted the case to the Supreme Court for further proceedings. Zinn's motion for reargument was denied by the New York Court of Appeals in an order, dated January 8, 2004. In February, 2004, Zinn filed a motion in the Supreme Court to renew his opposition to plaintiff's prior motion for summary judgment on the basis of evidence that was not available to Zinn at the time that the motion for summary judgment was granted. Zinn's motion for renewal was denied in an order dated July 9, 2004. The decision denying Zinn's motion for renewal was affirmed by the Appellate Division, Third Department, in a memorandum and order, dated July 7, 2005. As a result of the death of defendant Michael Zinn on October 19, 2005, the Supreme Court has agreed to stay all proceedings in this action for a period of sixty days. After the estate of Michael Zinn is substituted in as a party defendant and the stay is lifted, discovery in this action will continue. It is not yet known what effect, if any, the death of Michael Zinn will have on the prosecution and defense of this action. The Company intends to vigorously defend this action. See the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005.


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

Liquidity and Capital Resources and Off Balance Sheet Arrangements

      As of December 31, 2005 we had cash of $54, which represented our initial capitalization less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the "Annual Expenses") annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).

      At December 31, 2005, the assets of the Escrow Fund were approximately $1.86 million consisting of $70,000 in cash and $1.79 million in principal and accrued interest on a secured note arrangement with an entity related to the Company through common ownership and control. The obligations evidenced by the note and the related security are subordinated to the rights of senior creditors.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The information required to be disclosed by this item is incorporated by reference to Note D of the financial statements included herein.

ITEM 6. EXHIBITS

Exhibit No.     Description
-----------     ----------------------------------------------------------------

2.1 Contribution and Distribution Agreement by and between Besicorp and WOM.(1)

3(i)            Certificate of Incorporation of WOM, Inc.(2)

3(ii)           By-Laws of WOM, Inc.(1)

10.1 Indemnification Agreement dated as of March 22, 1999 by and among Old Besicorp, Besicorp, BGI Parent and BGI
                Acquisition(2)

10.2 Escrow Agreement dated as of March 22, 1999 by and among Besicorp, Old Besicorp, BGI Parent and BGI Acquisition.(2)

10.3 Amendment No.1 to the Escrow Agreement dated as of February 23, 2000 by and among Besicorp, Old Besicorp, BGI Parent and WOM.(3)

31.1            Rule 13a-14(a)/15(d)-14(a) certifications

32.1            Section 1350 certifications


--------------------

(1) Incorporated by reference to the corresponding exhibit filed with the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form 10-SB filed with the SEC on or about April 7, 2000.

(2) Incorporated by reference to the corresponding exhibit filed with the Company's Registration Statement on Form 10-SB with the SEC on or about January 6, 2000.

(3) Incorporated by reference to the corresponding exhibit filed with the Company's Amendment No. 1 to the Registration Statement on Form 10-SB filed with the SEC on or about March 14, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WOM, Inc.



                                        By: /s/ Frederic M. Zinn
                                            ------------------------------------
                                                Frederic M. Zinn, President


February 13, 2006