Form 10QSB
period 2006-09-30
WOM INC
filed 2006-11-14
CIK 1101595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

[X] Yes [ ] No

As of September 30, 2006, 118,436 shares of Common Stock were outstanding.

Part I - Financial Information

Item 1. Financial Statements

WOM, INC.
BALANCE SHEET

ASSETS

	September 30, 2006	March 31, 2006
	(Unaudited)

Cash	$54	$54

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$5,665	$5,665

Total Liabilities	$5,665	$5,665

Shareholders’ Equity: Common stock, $.01 par value, 250,000 shares authorized; 118,436 shares issued at September 30, 2006 and March 31, 2006	1,184	1,184

Accumulated deficit	(6,795)	(6,795)
Total Shareholders' Equity (Deficit)	(5,611)	(5,611)

Total Liabilities and Shareholders' Equity (Deficit)	$54	$54

See accompanying notes to financial statements.

WOM, INC.
STATEMENT OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	$0	$0	$0

Costs and Expenses	0	0	0	0

Income Before Income Taxes	0	0	0	0

Provision for Income Taxes	0	0	0	0

Net Income	$0	$0	$0	$0

Basic Income per Share	$0	$0	$0	$0

Basic Weighted Average Number of Shares Outstanding	118,436	118,436	118,436	118,436

See accompanying notes to financial statements.

WOM, INC.
STATEMENT OF CASH FLOWS

	Six months ended September 30, 2006	Six months ended September 30, 2005
	(Unaudited)	(Unaudited)

Operating Activities:
Net Income	$0	$0

Increase in accrued expenses	0	0

Net Cash Provided By Operating Activities	0	0

Increase in Cash	0	0

Cash Beginning	54	54

Cash Ending	$54	$54

Supplemental Cash Flow Information: Interest paid	$0	$0

Income taxes paid	$0	$0

See accompanying notes to financial statements.

WOM, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the “Company” or “WOM”) as of September 30, 2006; the results of operations for the three and six months ended September 30, 2006 and 2005, and the statement of cash flows for the corresponding six-month periods. WOM is not currently engaged, and does not expect to engage, in any business activities.

B. BUSINESS

WOM, Inc. (“WOM or the “Company”) was incorporated in December 1999 by Besicorp Ltd. (“Besicorp”), by contributing $100 in exchange for 100 shares of WOM common stock to effectuate a spin-off prior to the merger of Besicorp. WOM was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation. (See Note 2 of the Notes to Financial Statements filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006). Capitalized terms used without being defined herein shall have the meanings ascribed to such terms by WOM's Annual Report on Form 10-KSB for the year ended March 31, 2006.

C. COMMON STOCK

Prior to the completion of the Besicorp Ltd. merger, WOM issued to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger. As a result of forfeitures and cancellations in prior years, there are currently 118,436 shares of WOM common stock outstanding at September 30, 2006.

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

Liquidity and Capital Resources and Off Balance Sheet Arrangements

As of September 30, 2006 we had cash of $54, which represented our initial capitalization less bank charges. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the “Annual Expenses”) annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).

At October 31, 2006, the assets of the Escrow Fund were approximately $2 million consisting of principal and accrued interest on a secured note arrangement with an entity related to the Company through common ownership and control (a “Related Entity”). The obligations evidenced by the note and the related security are subordinated to the rights of senior creditors.

We believe that the Escrow Fund has sufficient assets to satisfy any claims against us resulting from the Bansbach Litigation, and accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position. However, we are dependent upon our ability to obtain money from the Escrow Fund to pay the expenses described above and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail our activities. Because the assets in the Escrow Fund consist wholly of a non-liquid asset (i.e., the subordinated note), the Escrow Fund does not have sufficient liquidity to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs. We are contemplating borrowing funds from another related entity to fund certain of these obligations but no assurance can be given that funds will be available on acceptable terms. Other than borrowing from a Related Entity, we do not have any plans to borrow money or raise equity capital.

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

Part II - Other Information

Item 1. Legal Proceedings

The information required to be disclosed by this item is incorporated by reference to Note D of the financial statements included herein.

Item 6. Exhibits

Exhibit No.	Description
2.1	Contribution and Distribution Agreement by and between Besicorp and WOM.[1]
3(i)	Certificate of Incorporation of WOM, Inc.[2]
3(ii)	By-Laws of WOM, Inc.[1]
10.1	Indemnification Agreement dated as of March 22, 1999 by and among Old Besicorp, Besicorp, BGI Parent and BGI Acquisition[1]
10.2	Escrow Agreement dated as of March 22, 1999 by and among Besicorp, Old Besicorp, BGI Parent and BGI Acquisition.[2]
10.3	Amendment No.1 to the Escrow Agreement dated as of February 23, 2000 by and among Besicorp, Old Besicorp, BGI Parent and WOM.[1]
31.1	Rule 13a-14(a)/15(d)-14(a) certifications
31.2	Rule 13a-14(a)/15(d)-14(a) certifications
32.1	Section 1350 certifications

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

November 14, 2006