Form 10KSB
WOM INC
filed 2007-07-03
CIK 1101595

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x]         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended March 31, 2007

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

[X] Yes      [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        {00346993.DOC;2}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[X] Yes      [  ] No

The issuer's revenues for its most recent fiscal year is $0.00.

As of June 29, 2007, 118,436 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the issuer is not determinable because the shares are not traded on any exchange or automated quotation system.

        {00346993.DOC;2}

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

The complaint in the Bansbach Litigation was dismissed by the Appellate Division, Third Department in a unanimous decision in May 2002. The plaintiff's motion to the Appellate Division, Third Department seeking: (a) leave to file an amended complaint; (b) reargument of the decision dismissing the complaint; and (c) leave to appeal to the Court of Appeals was denied in August 2002. In January 2003 the Court of Appeals granted Plaintiff's motion for leave to appeal to the Court of Appeals. In a decision dated October 30, 2003, the New York Court of Appeals modified the decision of the Appellate Division, Third Department, by reinstating the Order of the Supreme Court, Ulster County, which had granted summary judgment as to liability only against Michael Zinn. The Court of Appeals remitted the case to the Supreme Court for further proceedings. Zinn's motion for reargument was denied by the New York Court of Appeals in an order dated January 8, 2004. In February 2004, Zinn filed a motion in the Supreme Court to renew his opposition to plaintiff's prior motion for summary judgment on the basis of evidence that was not available to Zinn at the time that the motion for summary judgment was granted. Zinn's motion for renewal was denied in an order dated July 9, 2004. The decision denying Zinn's motion for renewal was affirmed by the Appellate Division, Third Department, in a memorandum and order dated July 7, 2005. The estate of Michael Zinn (the “Estate”) has been substituted into this action as a party defendant.  After discovery was completed, plaintiff and the individual defendants other than the Estate filed cross-motions for partial summary judgment.  By a Decision and Order, dated May 7, 2007, the Court denied both cross motions in all respects.  Trial was scheduled to commence on May 16, 2007.  On May 8, 2007, the parties reached an agreement in principle to settle this action based on a payment to WOM by the other defendants in the total amount of $1,025,000.00.  The parties are engaged in preparing definitive settlement documentation.  As to be directed by the Court, written notice of the settlement will be provided to WOM’s shareholders and a hearing will be scheduled to obtain Court approval of the settlement.

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

It is anticipated that the settlement of the Bansbach Litigation will result in the March Litigation being dismissed.

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

The Contribution Agreement

Pursuant to the Contribution Agreement, Besicorp transferred to us the interests in the Bansbach Litigation it had received from Old Besicorp as a result of the Prior Merger Order; however, we will be required to return such interests if a Prior Merger Order Reversal occurs. As a result of the Contribution, we - not Besicorp - will be entitled to any proceeds if there is a judgment or settlement in favor of the plaintiff; and we - not Besicorp - will be liable for any damages for which the subject corporation is liable. See “ - Certain Effects of the Transfer of the Bansbach Litigation to WOM.”

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

•
litigation against Old Besicorp pending or threatened as of March 22, 1999; and any claims, investigations, proceedings, actions or lawsuits asserted or initiated before or after March 22, 1999 arising out of or in connection with pre-closing occurrences involving Old Besicorp.

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

Escrow Agreement

In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. (As of May 31, 2007, there was approximately $2.15 million in assets in the Escrow Fund consisting of principal and accrued interest on a subordinated note with an entity related to us through common ownership and control).  The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation would continue to be covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): to provide, (i) by funding claims for WOM Costs, that we shall be provided from the Escrow Fund with our reasonable expenses (up to $35,000 per annum) in connection with maintaining our existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off. In addition, BGI Parent remains entitled to reimbursement for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation Costs.

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

Available Information

     Under the Exchange Act, we are required to file annual, quarterly and current reports, proxy and information statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

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

Other persons may also be entitled to payments from the Escrow Funds. See “Item 1. Business - Escrow Agreement”. Because the assets in the Escrow Fund consist wholly of a non-liquid asset (i.e. the principal and accrued interest on a subordinated note), the Escrow Fund’s assets may be insufficient to pay current and future WOM Costs.  See “Item 6.  Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources and Off Balance Sheet Arrangements”.

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

Liquidity and Capital Resources and Off Balance Sheet Arrangements

As of March 31, 2007 we had cash of $54, which represented our initial capitalization less bank charges. We will not attempt to incur debt or raise capital. However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the “Annual Expenses”) annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).

At May 31, 2007, the assets of the Escrow Fund were approximately $2.15 million consisting of principal and accrued interest on a secured note arrangement with an entity related to the Company through common ownership and control (a “Related Entity”).  The obligations evidenced by the note and the related security are subordinated to the rights of senior creditors.

We believe that the Escrow Fund has sufficient assets to satisfy any claims against us resulting from the Bansbach Litigation, and accordingly, we do not believe that the assumption of the contingent liabilities will have any adverse effect on our financial position.  However, we are dependent upon our ability to obtain money from the Escrow Fund to pay the expenses described above and without reimbursements from the Escrow Fund, we will not be able to pay our obligations as they become due and may be forced to curtail our activities.   Because the assets in the Escrow Fund consist wholly of a non-liquid asset (i.e., the subordinated note), the Escrow Fund does not have sufficient liquidity to fund the Annual Expenses, indemnify BGI Parent, Old Besicorp and other Purchaser Indemnities pursuant to the Indemnification Agreement and reimburse Besicorp for its Litigation Costs.  Besicorp has orally agreed to satisfy the Annual Expenses and Litigation Costs outstanding as of March 31, 2007 (and that it will not seek reimbursement from WOM with respect to same) and has indicated that it will consider, but is not obligated to, satisfy such costs in the future.

Item 7.	Financial Statements

Our financial statements are set forth at page F-1 and are incorporated herein by this reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the SEC.

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

Frederic M. Zinn

Mr. Zinn, 49, has been a director of WOM since December 1999, President and Chief Executive Officer of WOM since April 2001 and Corporate Secretary since October 2002. He was previously corporate secretary from December 1999 to April 2002. Since April 2001 he has been President and Chief Executive Officer of Besicorp, and since May 2003 has been secretary, and served as Senior Vice President, General Counsel and Secretary of Besicorp from November 1998 to March 2001. He has also served as a director of Besicorp from April 2000. He joined Old Besicorp as a temporary executive with the title of Vice President in November 1997. He was appointed an executive officer of Old Besicorp holding the title of Senior Vice President and General Counsel in May 1998. He resigned as an officer of Old Besicorp in March, 1999. Prior to joining Old Besicorp, Mr. Zinn was the President of Zinn & Lebovic, a Professional Law Corporation, from 1992 to 1997. Before that, Mr. Zinn was General Counsel at JTE Real Estate Group, Inc. from 1989 to 1992; Associate Attorney at Palmieri, Tyler, Weiner, Wilhelm & Waldron from 1986 to 1988; and Associate Attorney at Hart, King & Coldren from 1982 to 1986. Mr. Zinn received a BA in Economics from the University of California at Davis and a JD from the UCLA School of Law. He is a cousin of the late Michael F. Zinn.

Michael L. Vizzie

Michael L. Vizzie, 34, has served as our chief financial officer and a director since July 2006.  He has served as Controller of Besicorp and Besicorp Holdings since May 2003, and has been employed by Besicorp since March 2001.

Code of Ethics

We have not adopted a code of ethics and do not anticipate adopting such code in the near future inasmuch as we do not engage in any operating activities.

Item 10.                      Executive Compensation

During the fiscal year ended March 31, 2007, our directors and executive officers did not receive any compensation from us for serving in such capacities.  Pursuant to the Contribution Agreement, Besicorp has agreed to provide the service of its employees to us without charge; Besicorp's employees who provide services to us, including our director and executive officer, may receive compensation for such services from Besicorp.  We have agreed to indemnify Michael L. Vizzie to the fullest extent permitted by law from any liability he sustains from his service on our behalf and Besicorp Holdings has agreed to guaranty such obligation.

We have not granted any Rights and there are no stock option, contribution, benefit or other plans for our directors, officers or employees.

Item 11.                      Security Ownership of Certain Beneficial Owners and Management

The following table shows the shares of WOM Common Stock owned as of May 31, 2007 by each beneficial owner of more than 5% of the WOM Common Stock, the current directors, the current executive officers and by all current directors and executive officers as a group. Except as otherwise provided in the footnotes to the table, the beneficial owners have sole voting and investment power as to all securities.

        {00346993.DOC;2}

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

(4)  Frederic Zinn may be deemed to have indirect beneficial ownership of such shares because he is a co-executor of the Estate; he disclaims beneficial ownership of such securities.  As co-executor of the Estate, he shares with Randi Zinn voting and investment power with respect to these shares.

Compliance With Section 16(a) of The Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2007, all officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, other than Michael L. Vizzie.

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

        {00346993.DOC;2}

Item 14. Principal Accountant Fees and Services.

Audit Fees. For the year ending March 31, 2007 we paid UHY LLP (“ UHY”) $11,700, and for the year ending March 31, 2006, we paid UHY) $8,405 for professional services rendered for the audit of the financial statements included in our Annual Reports on Form 10-KSB and for reviews of the financial statements included in our Quarterly Reports on Form 10-QSB.

Audit-Related Fees. We did not pay UHY for the year ending March 31, 2007 and for the year ending March 31, 2006 any sums for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and that were not reported under “Audit Fees” above.

Tax Fees. We did not pay UHY for the year ending March 31, 2007 and for the year ending March 31, 2006 any sums for services for tax compliance, tax advice and tax planning.

All Other Fees. We did not pay UHY for the year ending March 31, 2007 and for the year ending March 31, 2006, any sums for services other than those reported above.

The audit committee or corporate body performing similar functions has not adopted any pre-approval policies and procedures and none of the services reflected above were approved by such committee through any such policy.

UHY has advised us that it has a continuing relationship with UHY Advisors NY, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services.  UHY has only a few full time employees.  Therefore, few, if any, of the audit services referred to above under “Audit Fees” were provided by permanent full-time employees of UHY.  UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its audit of our March 31, 2007 and March 31, 2006 financial statements.

                                              {00346993.DOC;2}

INDEX TO THE FINANCIAL STATEMENTS OF WOM, INC.

Index to the Financial Statements of WOM, Inc ……………………………...........F-1

Report of Independent Registered Public Accounting Firm……………………………...……………………….....................................…F-2

Balance Sheet as of March 31, 2007 ……………………………………………….F-3

Statement of Operations for the years ended March 31, 2007 and
March 31, 2006 …………………………………………………………………….F-4

Statement of Changes in Stockholders' Equity (Deficiency) for the years ended March 31, 2007 and March 31, 2006 ……………………………………….F-5

Statement of Cash Flows for the years ended
March 31, 2007 and March 31, 2006  ……………………………………………...F-6

Notes to Financial Statements of WOM, Inc.  ……………………………………..F-7

        {00346993.DOC;2}                                                          F-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WOM, Inc.

We have audited the accompanying balance sheet of WOM, Inc. as of March 31, 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOM, Inc. as of March 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP

Albany, New York
June 29, 2007

        {00346993.DOC;2}                                                          F-

WOM, INC.
BALANCE SHEET

March 31, 2007

ASSETS
Cash	$ 54
LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$ 5,665

Total Liabilities	5,665

Shareholders’ Equity: Common stock, $.01 par value, 250,000 shares authorized; 118,436 shares issued at March 31, 2007	1,184

Accumulated deficit	(6,795)
Total Stockholders' Equity (Deficit)	(5,611)

Total Liabilities and Shareholders' Equity (Deficit)	$ 54

See accompanying notes to financial statements.

        {00346993.DOC;2}                                                          F-

WOM, INC.
STATEMENT OF OPERATIONS

	For the Year Ended March 31, 2007	For the Year Ended March 31, 2006
Revenues	$ 0	$ 0
Costs and Expenses:	0	0
Income Before Income Taxes	0	0
Provisions for Income Taxes	0	0

Net Income	$ 0	$ 0

Basic Income per Share	$ 0	$ 0

Basic Weighted Average Number of Shares Outstanding	118,436	118,436

See accompanying notes to financial statements.

        {00346993.DOC;2}                                                          F-

WOM, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) For The Years Ended March 31, 2007 and 2006

	Common Stock	Additional Paid-In Capital	Accumulated (Deficit)	Total

Balance at March 31, 2005	$ 1,184	0	$ (6,795)	$ (5,611)

Net Income for the Year	--	--	--	--

Balance at March 31, 2006	$ 1,184	0	$ (6,795)	$ (5,611)

Net Income for the Year	--	--	--	--

Balance at March 31, 2007	$ 1,184	0	$ (6,795)	$ (5,611)

See accompanying notes to financial statements.

        {00346993.DOC;2}                                                          F-

WOM, INC.
STATEMENT OF CASH FLOWS

	For the Year Ended March 31, 2007	For the Year Ended March 31, 2006

Operating Activities:
Net Income	$ 0	$ 0

Adjustments:	0	0

Net Cash Provided
By Operating Activities	0	0

Increase in Cash	0	0

Cash Beginning	54	54

Cash Ending	$ 54	$ 54

Supplemental Cash Flow Information:
Interest paid	$ 0	$ 0

Income taxes paid	0	0

See accompanying notes to financial statements.

        {00346993.DOC;2}                                                          F-

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

Old Besicorp paid certain legal expenses incurred on its own behalf and by certain officers and directors in connection with the Proceeding. As of March 31, 2007, and 2006, the amounts paid on behalf of Michael F. Zinn in connection with the Proceeding equaled $338,517. In addition, Old Besicorp reimbursed him for the legal fees and expenses (approximately $39,180) which had been incurred by third parties in connection with the Proceeding and which had been paid by him. In addition, Old Besicorp paid additional legal fees and disbursements of approximately $742,576 incurred in connection with the Proceeding by Old Besicorp, certain directors, officers, and employees and their spouses who were defendants or actual or potential witnesses in this matter.

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

The complaint in the Bansbach Litigation was dismissed by the Appellate Division, Third Department in a unanimous decision in May 2002. The plaintiff's motion to the Appellate Division, Third Department seeking: (a) leave to file an amended complaint; (b) reargument of the decision dismissing the complaint; and (c) leave to appeal to the Court of Appeals was denied in August 2002. In January 2003 the Court of Appeals granted plantiff's motion for leave to appeal to the Court of Appeals. In a decision dated October 30, 2003, the New York Court of Appeals modified the decision of the Appellate Division, Third Department, by reinstating the Order of the Supreme Court, Ulster County, which had granted summary judgment as to liability only against Michael Zinn.  The Court of Appeals remitted the case to the Supreme Court for further proceedings. Zinn's motion for reargument was denied by the New York Court of Appeals in an order, dated January 8, 2004. In February, 2004 Zinn, filed a motion in the Supreme Court to renew his opposition to plaintiff's prior motion for summary judgment on the basis of evidence that was not available to Zinn at the time that the motion for summary judgment was granted.  Zinn's motion for renewal was denied in an order dated July 9, 2004.  The decision denying Zinn's motion for renewal was affirmed by the Appellate Division, Third Department, in a memorandum and order, dated July 7, 2005.  The Estate of Michael Zinn has been substituted into this action as a party defendant.  After discovery was completed, plaintiff and the individual defendants other than the Estate filed cross-motions for partial summary judgment.  By a Decision and Order, dated May 7, 2007, the Court denied both cross motions in all respects.  Trial was scheduled to commence on May 16, 2007.  On May 8, 2007, the parties reached an agreement in principle to settle this action based on a payment to WOM by the other defendants in the total amount of $1,025,000.  The parties are engaged in preparing definitive settlement documentation.  As to be directed by the Court, written notice of the settlement will be provided to WOM’s shareholders and a hearing will be scheduled to obtain Court approval of the settlement.

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

It is anticipated that the settlement of the Bansbach Litigation will result in the March Litigation being dismissed.

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

NOTE 4 CAPITAL STOCK

Prior to the completion of the Besicorp Ltd. merger, WOM issued, to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger.  As a result of forfeitures and cancellations in prior years, there are currently 118,436 shares of WOM common stock outstanding at March 31, 2007.

NOTE 5 ESCROW FUND

In connection with the Prior Merger, Old Besicorp deposited $6.5 million into the Escrow Fund pursuant to the Escrow Agreement. The Escrow Fund initially served to fund claims for BGI Monitoring Costs, BGI Indemnity Claims and Litigation Costs, which included the Bansbach Litigation. Therefore, in order to provide that the Bansbach Litigation is still covered by the Escrow Fund after the Spin-Off, the Escrow Agreement was amended by the Escrow Agreement Amendment (effective as of the Spin-Off): (i) to provide, by funding claims for WOM Costs, that WOM shall be provided from the Escrow Fund with its reasonable expenses (up to $35,000 per annum) in connection with maintaining WOM's existence, complying with the Exchange Act and the rules and regulations promulgated thereunder, and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) to provide that the Bansbach Litigation will still be covered by the Escrow Agreement following the Spin-Off.  In addition, BGI Parent remains entitled to reimbursements for BGI Monitoring Costs and BGI Indemnity Claims and Besicorp remains entitled to reimbursement for Litigation Costs. As of May 31, 2007, as a result of permitted releases aggregating approximately $6.45 million and after giving effect to interest income earned aggregating approximately $2.10 million, assets of the Escrow Fund approximated $2.15 million. The assets of the escrow fund consist of approximately $2.15 million representing principal and accrued interest under a secured note arrangement with an entity related through common ownership and control.  The obligations evidenced by such note and the related security are subordinated to the rights of senior creditors.

NOTE 6 INCOME TAXES/DUE TO PARENT

For Fiscal 2007 and 2006, income taxes approximating $800 and $800, respectively, and representing the minimum tax liability due to New York State were reimbursed from the Escrow Fund.

        {00346993.DOC;2}                                                          F-

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

        {00346993.DOC;2}                                                           G-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOM, Inc.

By:                 /s/ Frederic M. Zinn ______
Frederic M. Zinn, President

June 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederic M. Zinn Frederic M. Zinn	President and Director (principal executive officer)	June 29, 2007

/s/ Michael L. Vizzie Michael L. Vizzie	Chief financial Officer and Director (principal financial and accounting officer)	June 29, 2007

        {00346993.DOC;2}

Exhibit 31.1
SECTION 302 CERTIFICATION

I, Frederic M. Zinn, the Chief Executive Officer, certify that:

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

(a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c)  disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent functions):

(a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

        {00346993.DOC;2}

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated: June 29, 2007

/s/ Frederic M. Zinn
Frederic M. Zinn

        {00346993.DOC;2}

Exhibit 31.2
SECTION 302 CERTIFICATION

I, Michael L. Vizzie, the Chief Financial Officer, certify that:

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

(a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c)  disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent functions):

(a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

        {00346993.DOC;2}

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated: June 29, 2007

/s/ Michael L. Vizzie
Michael L. Vizzie

        {00346993.DOC;2}

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of WOM, Inc. (the “Company”) on Form 10-KSB for the year ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Frederic M. Zinn, the principal executive officer and Michael L. Vizzie, principal financial officer, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: June 29, 2007

/s/ Frederic M. Zinn
Frederic M. Zinn

/s/ Michael L. Vizzie
Michael L. Vizzie

        {00346993.DOC;2}