Form 10QSB
period 2007-08-15
WOM INC
filed 2007-08-15
CIK 1101595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]         QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

[X] Yes      [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)[X] Yes      [  ] No

As of June 30, 2007, 118,436 shares of Common Stock were outstanding.

        {00350215.DOC;2}

Part I - Financial Information

Item 1.  Financial Statements

WOM, INC.
BALANCE SHEET

ASSETS

	June 30, 2007	March 31, 2007
(Unaudited)

Cash	$ 54	$ 54

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$ 5,665	$ 5,665

Total Liabilities	$ 5,665	$ 5,665

Shareholders’ Equity: Common stock, $.01 par value, 250,000 shares authorized; 118,436 shares issued at June 30, 2007 and March 31, 2007	1,184	1,184

Accumulated deficit	(6,795)	(6,795)
Total Shareholders' Equity (Deficit)	(5,611)	(5,611)

Total Liabilities and Shareholders' Equity (Deficit)	$ 54	$ 54

See accompanying notes to financial statements.

                  {00350215.DOC;2}

WOM, INC.
STATEMENT OF OPERATIONS

	Three months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$ 0	$ 0

Costs and Expenses	0	0

Income Before Income Taxes	0	0

Provision for Income Taxes	0	0

Net Income	$ 0	$ 0

Basic Income per Share	$ 0	$ 0

Basic Weighted Average Number of Shares Outstanding	118,436	118,436

See accompanying notes to financial statements.

                  {00350215.DOC;2}

WOM, INC.
STATEMENT OF CASH FLOWS

	Three months ended June 30, 2007	Three months ended June 30, 2006
	(Unaudited)	(Unaudited)

Operating Activities:
Net Income	$ 0	$ 0

Increase in accrued expenses	0	0

Net Cash Provided By Operating Activities	0	0

Increase in Cash	0	0

Cash Beginning	54	54

Cash Ending	$ 54	$ 54

Supplemental Cash Flow Information: Interest paid	$ 0	$ 0

Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

                  {00350215.DOC;2}

WOM, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the “Company” or “WOM”) as of June 30, 2007; the results of operations for the three months ended June 30, 2007 and 2006, and the statement of cash flows for the corresponding three-month periods. WOM is not currently engaged, and does not expect to engage, in any business activities.

B.           BUSINESS

WOM, Inc. (“WOM or the “Company”) was incorporated in December 1999 by Besicorp Ltd. (“Besicorp”), by contributing $100 in exchange for 100 shares of WOM common stock to effectuate a spin-off prior to the merger of Besicorp. WOM was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation.  (See Note 2 of the Notes to Financial Statements filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007). Capitalized terms used without being defined herein shall have the meanings ascribed to such terms by WOM's Annual Report on Form 10-KSB for the year ended March 31, 2007.

C.           COMMON STOCK

Prior to the completion of the Besicorp Ltd. merger, WOM issued to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger.  As a result of forfeitures and cancellations in prior years, there are 118,436 shares of WOM common stock outstanding at June 30, 2007.

D.           LEGAL PROCEEDINGS

The defendants in the Bansbach Litigation (i.e. the shareholder derivative action commenced in August 1997 in the New York Supreme Court, Ulster County, entitled John Bansbach v. Frederic M. Zinn and Randi Zinn their capacity as Personal Representatives of the Estate of Michael F. Zinn; Michael J. Daley Gerald A. Habib; David Harris, Wendy Harris and Katherine Young in their Capacity as Executors of the Estate of Harold Harris; Richard E. Rosen, and WOM, Inc. (Index No. 97-2573)) entered into a Stipulation of Compromise and Settlement (the “Stipulation”) dated June 21, 2007 which inter alia: provides for the settlement (the “Settlement”) of the Bansbach Litigation;  requires the defendants other than WOM to deliver $1,025,000 (the “Settlement Fund”) to Robinson Brog Leinwand Greene Genovese & Gluck P.C. to be held in escrow for the benefit of WOM and its shareholders; and  provides that within 60 days after the Effective Date (as defined below) WOM’s transfer agent shall distribute the Settlement Fund (net of all administrative expenses and any attorneys’ fees, costs and incentive award awarded by the Bansbach Court) to the holders of WOM’s Common Stock as reflected on the records of WOM’s transfer agent on the Effective Date on a pro rata basis according to the number of shares of WOM’s Common Stock held by each holder. Consequently, WOM anticipates that the Effective Date shall be the final record date.

After the parties to the Bansbach Litigation entered into the Stipulation, the court issued a preliminary approval order (the “Preliminary Order”) on June 27, 2007.  Pursuant to the Preliminary Order, a settlement hearing has been scheduled for September 20, 2007 to consider the court’s approval of the Stipulation and the award of attorneys’ fees, costs and any incentive award.  At the settlement hearing, the parties to the Bansbach Litigation will apply to the court to enter a final order and judgment (the “Final Order”).  The Final Order, among other things, will approve the Stipulation; dismiss Bansbach’s complaint; and award any attorneys’ fees, costs and incentive award to Bansbach’s counsel.

The Final Order will become final thirty one days thereafter if no motion or notice of appeal is timely filed; if any such documents are timely filed, the Final Order will become final the first day on which the order or judgment is not subject to further judicial review or appeal, either by reason of affirmance by a court of last resort, or by reason of lapse of time or otherwise.   The first business day after the Final Order becomes final is the “Effective Date.”

As of June 30, 2007, WOM has not recorded any amounts in its financial statements related to a gain from the Settlement Fund as there continue to be unresolved contingencies that could impact the ultimate amount, if any, that WOM may receive from the Settlement and the timing of any such receipt.

For further information about the Bansbach Litigation, see the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007.

Item 2.                      Management's Discussion and Analysis or Plan of Operations

Forward-Looking Information

The discussion below includes or may include certain forward-looking statements that involve risks and uncertainties that concern WOM's financial position, projected costs and plans and objectives of management for future operations as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions.  Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, you are cautioned that we cannot assure you that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include costs or difficulties related to our ability to fund our operations from the Escrow Fund.

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

                  {00350215.DOC;2}

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

Liquidity and Capital Resources and Off Balance Sheet Arrangements

As of June 30, 2007 we had cash of $54, which represented our initial capitalization less bank charges.  However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the “Annual Expenses”) annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).

At July 31, 2007, the cash balance of the Escrow Fund was approximately $2.18 million.

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

                  {00350215.DOC;2}

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOM, Inc.

By:                 /s/ Frederic M. Zinn ______
Frederic M. Zinn, President

August 14, 2007

                  {00350215.DOC;2}

EXHIBIT 31.1

SECTION 302 CERTIFICATION

I, Frederic M. Zinn, the Chief Executive Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of WOM, Inc.

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

(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, is made known to me by others within the entity, particularly during the period in which this report is being prepared;

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

Dated: August 14, 2007

/s/ Frederic M. Zinn
Frederic M. Zinn

        {00350215.DOC;2}

EXHIBIT 31.2

SECTION 302 CERTIFICATION

I, Michael L. Vizzie, the Chief Financial Officer, certify that:

1.  I have reviewed this Quarterly Report on Form 10-QSB of WOM, Inc.

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

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

(a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, is made known to me by others within the entity, particularly during the period in which this report is being prepared;

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

Dated: August 14, 2007

/s/ Michael L. Vizzie
Michael L. Vizzie

        {00350215.DOC;2}

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WOM, Inc. (the “Company”)on Form 10-QSB for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Frederic M. Zinn, the principal executive officer and Michael L. Vizzie, principal financial officer, certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2007

/s/ Frederic M. Zinn
Frederic M. Zinn

/s/ Michael L. Vizzie
Michael L. Vizzie

        {00350215.DOC;2}