Form 10QSB
period 2007-11-14
WOM INC
filed 2007-11-14
CIK 1101595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]         QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, 118,436 shares of Common Stock were outstanding.

Part I - Financial Information

Item 1.  Financial Statements

WOM, INC.
BALANCE SHEET

ASSETS

	September 30, 2007	March 31, 2007
(Unaudited)

Cash	$ 54	$ 54

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$ 5,665	$ 5,665

Total Liabilities	$ 5,665	$ 5,665

Shareholders’ Equity: Common stock, $.01 par value, 250,000 shares authorized; 118,436 shares issued at September 30, 2007 and March 31, 2007	1,184	1,184

Accumulated deficit	(6,795)	(6,795)
Total Shareholders' Equity (Deficit)	(5,611)	(5,611)

Total Liabilities and Shareholders' Equity (Deficit)	$ 54	$ 54

See accompanying notes to financial statements.

WOM, INC.
STATEMENT OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 0	$ 0	$ 0	$ 0

Costs and Expenses	0	0	0	0

Income Before Income Taxes	0	0	0	0

Provision for Income Taxes	0	0	0	0

Net Income	$ 0	$ 0	$ 0	$ 0

Basic Income per Share	$ 0	$ 0	$ 0	$ 0

Basic Weighted Average Number of Shares Outstanding	118,436	118,436	118,436	118,436

See accompanying notes to financial statements.

WOM, INC.
STATEMENT OF CASH FLOWS

	Six months ended September 30, 2007	Six months ended September 30, 2006
	(Unaudited)	(Unaudited)

Operating Activities:
Net Income	$ 0	$ 0

Increase in accrued expenses	0	0

Net Cash Provided By Operating Activities	0	0

Increase in Cash	0	0

Cash Beginning	54	54

Cash Ending	$ 54	$ 54

Supplemental Cash Flow Information: Interest paid	$ 0	$ 0

Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

WOM, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the “Company” or “WOM”) as of September 30, 2007; the results of operations for the three and six months ended September 30, 2007 and 2006, and the statement of cash flows for the corresponding six-month periods. WOM is not currently engaged, and does not expect to engage, in any business activities.

B.           BUSINESS

WOM was incorporated in December 1999 by Besicorp Ltd. (“Besicorp”), by contributing $100 in exchange for 100 shares of WOM common stock to effectuate a spin-off prior to the merger of Besicorp. WOM was established in order to permit the named plaintiff in the Bansbach Litigation to remain eligible to maintain the Bansbach Litigation.  (See Note 2 of the Notes to Financial Statements filed with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007). Capitalized terms used without being defined herein shall have the meanings ascribed to such terms by WOM's Annual Report on Form 10-KSB for the year ended March 31, 2007.

C.           COMMON STOCK

Prior to the completion of the Besicorp Ltd. merger, WOM issued to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger.  As a result of forfeitures and cancellations in prior years, there are 118,436 shares of WOM common stock outstanding at September 30, 2007.

D.           LEGAL PROCEEDINGS

The defendants in the Bansbach Litigation (i.e. the shareholder derivative action commenced in August 1997 in the New York Supreme Court, Ulster County, entitled John Bansbach v. Frederic M. Zinn and Randi Zinn in their capacity as Personal Representatives of the Estate of Michael F. Zinn; Michael J. Daley; Gerald A. Habib; David Harris, Wendy Harris and Katherine Young in their Capacity as Executors of the Estate of Harold Harris; Richard E. Rosen, and WOM, Inc. (Index No. 97-2573)) entered into a Stipulation of Compromise and Settlement (the “Stipulation”) dated June 21, 2007 which inter alia: provides for the settlement (the “Settlement”) of the Bansbach Litigation;  requires the defendants other than WOM to deliver $1,025,000 (the “Settlement Fund”) to Robinson Brog Leinwand Greene Genovese & Gluck P.C. to be held in escrow for the benefit of the shareholders of WOM; and  provides that within 60 days after the Effective Date (as defined below) WOM’s transfer agent shall distribute the Settlement Fund (net of all administrative expenses and any attorneys’ fees, costs and incentive award awarded by the Bansbach Court) to the holders of WOM’s Common Stock as reflected on the records of WOM’s transfer agent on the Effective Date on a pro rata basis according to the number of shares of WOM’s Common Stock held by each holder. Consequently, WOM anticipates that the Effective Date shall be the final record date.

After the parties to the Bansbach Litigation entered into the Stipulation, the court issued a preliminary approval order (the “Preliminary Order”) on June 27, 2007.  Pursuant to the Preliminary Order, a settlement hearing took place on September 20, 2007 to consider the court’s approval of the Stipulation and the award of attorneys’ fees, costs and any incentive award to Bansbach’s counsel.  At the settlement hearing, the parties to the Bansbach Litigation applied to the court to enter a final order and judgment (the “Final Order”).

The Bansbach Court signed the Final Order, which was entered on October 10, 2007, and which, among other things, approved the Settlement, dismissed Bansbach's complaint, awarded plaintiff's counsel attorneys' fees in the amount of $341,666 and reimbursement of expenses in the amount of $43,240, and awarded an incentive fee to plaintiff in the amount of $10,000.

The Final Order will become final on November 29, 2007 if no motion or notice of appeal is timely filed; if any such documents are timely filed, the Final Order will become final the first day on which the order or judgment is not subject to further judicial review or appeal, either by reason of affirmance by a court of last resort, or by reason of lapse of time or otherwise, provided that the order or judgment is not reversed or substantially modified by the Bansbach Court or an appellate court.   The first business day after the Final Order becomes final is the “Effective Date.”

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

Liquidity and Capital Resources and Off Balance Sheet Arrangements

As of September 30, 2007 we had cash of $54, which represented our initial capitalization less bank charges.  However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the “Annual Expenses”) annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence. Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).

At September 30, 2007, the cash balance of the Escrow Fund was approximately $2.2 million.

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

November 14, 2007

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

Dated: November14, 2007

/s/ Frederic M. Zinn
Frederic M. Zinn

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

Dated: November 14, 2007

/s/ Michael L. Vizzie
Michael L. Vizzie

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WOM, Inc. (the “Company”)on Form 10-QSB for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Frederic M. Zinn, the principal executive officer and Michael L. Vizzie, principal financial officer, certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2007

/s/ Frederic M. Zinn
Frederic M. Zinn

/s/ Michael L. Vizzie
Michael L. Vizzie