Form 10QSB
period 2008-02-13
WOM INC
filed 2008-02-13
CIK 1101595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]         QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of December 31, 2007, 118,436 shares of Common Stock were outstanding.

Part I - Financial Information

Item 1.  Financial Statements

WOM, INC.
BALANCE SHEET

ASSETS

	December 31, 2007	March 31, 2007
(Unaudited)

Cash	$ 54	$ 54

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$ 5,665	$ 5,665

Total Liabilities	$ 5,665	$ 5,665

Shareholders’ Equity: Common stock, $.01 par value, 250,000 shares authorized; 118,436 shares issued at December 31, 2007 and March 31, 2007	1,184	1,184

Accumulated deficit	(6,795)	(6,795)
Total Shareholders' Equity (Deficit)	(5,611)	(5,611)

Total Liabilities and Shareholders' Equity (Deficit)	$ 54	$ 54

See accompanying notes to financial statements.

WOM, INC.
STATEMENT OF OPERATIONS

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 0	$ 0	$ 0	$ 0

Costs and Expenses	0	0	0	0

Income Before Income Taxes	0	0	0	0

Provision for Income Taxes	0	0	0	0

Net Income	$ 0	$ 0	$ 0	$ 0

Basic Income per Share	$ 0	$ 0	$ 0	$ 0

Basic Weighted Average Number of Shares Outstanding	118,436	118,436	118,436	118,436

See accompanying notes to financial statements.

WOM, INC.
STATEMENT OF CASH FLOWS

	Nine months ended December 31, 2007	Nine months ended December 31, 2006
	(Unaudited)	(Unaudited)

Operating Activities:
Net Income	$ 0	$ 0

Increase in accrued expenses	0	0

Net Cash Provided By Operating Activities	0	0

Increase in Cash	0	0

Cash Beginning	54	54

Cash Ending	$ 54	$ 54

Supplemental Cash Flow Information: Interest paid	$ 0	$ 0

Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

WOM, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of WOM, Inc. (the “Company” or “WOM”) as of December 31, 2007; the results of operations for the three and nine months ended December 31, 2007 and 2006, and the statement of cash flows for the corresponding nine-month periods. WOM is not currently engaged, and does not expect to engage, in any business activities.

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

As reported in the Company’s Information Statement dated December 18, 2007, the board of directors held a special meeting to discuss WOM’s strategic and financial position as a result of the Settlement (as defined below) and considered the dissolution of WOM pursuant to New York law. In considering the plan of dissolution, WOM’s board noted, among other things, the following:

•	WOM’s having been established solely to permit the Bansbach Litigation to be maintained following the merger of Besicorp;

•	WOM’s having no business activities;

•	WOM’s having no significant assets other than its interests in the Bansbach Litigation;

•	WOM’s obligation to distribute the Net Proceeds (as defined below) of the Settlement; and

•
WOM having consistently, from the time of its establishment, indicated that when the Bansbach Litigation was dismissed, settled or otherwise resolved, WOM was likely to distribute to its shareholders any amounts, if any, WOM received in connection with the settlement or other resolution of the Bansbach Litigation and thereafter to dissolve.

Therefore, WOM’s board of directors determined that once the Bansbach Litigation was settled, WOM should be dissolved, unanimously determined that proceeding with the dissolution of WOM pursuant to the plan of dissolution was in the best interests of WOM and its shareholders, and approved the plan of dissolution and recommended that the shareholders approve the dissolution of WOM pursuant to the plan of dissolution.

On December 18, 2007, Besicorp Holdings and Harold M. Zinn executed and delivered to WOM a written consent approving and adopting the plan of dissolution and the transactions contemplated therein. In this consent, the shareholders also approved and authorized any amendments, modifications or waivers to or under the plan of dissolution that may be approved from time to time by WOM’s board of directors.

C.           COMMON STOCK

Prior to the completion of the Besicorp Ltd. merger, WOM issued to Besicorp Ltd. in addition to the 100 shares of WOM Common Stock held by Besicorp Ltd., 135,786 shares of WOM Common Stock, which Besicorp Ltd. distributed on a one share for one share basis to the shareholders of Besicorp Ltd. based on the 135,886 shares of Besicorp Ltd. common stock outstanding on April 25, 2000, the date of the Merger.  As a result of forfeitures and cancellations in prior years, there are 118,436 shares of WOM common stock outstanding at December 31, 2007.

D.           LEGAL PROCEEDINGS

The defendants in the Bansbach Litigation (i.e. the shareholder derivative action commenced in August 1997 in the New York Supreme Court, Ulster County, entitled John Bansbach v. Frederic M. Zinn and Randi Zinn in their capacity as Personal Representatives of the Estate of Michael F. Zinn; Michael J. Daley; Gerald A. Habib; David Harris, Wendy Harris and Katherine Young in their Capacity as Executors of the Estate of Harold Harris; Richard E. Rosen, and WOM, Inc. (Index No. 97-2573)) entered into a Stipulation of Compromise and Settlement (the “Stipulation”) dated June 21, 2007 which inter alia: provides for the settlement (the “Settlement”) of the Bansbach Litigation;  requires the defendants other than WOM to deliver $1,025,000 (the “Settlement Fund”) to Robinson Brog Leinwand Greene Genovese & Gluck P.C. to be held in escrow for the benefit of the shareholders of WOM; and  provides that within 60 days after the Effective Date (as defined below) WOM’s transfer agent shall distribute the Settlement Fund (net of all Administrative Expenses (as defined in the Stipulation) and all attorneys’ fees, costs and incentive award granted by the Bansbach Court) (the “Net Proceeds”) to the holders of WOM’s Common Stock as reflected on the records of WOM’s transfer agent on the Effective Date on a pro rata basis according to the number of shares of WOM’s Common Stock held by each holder.

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

The Final Order became final on November 29, 2007.   The first business day after the Final Order became final (i.e., November 30, 2007) was the “Effective Date.”   On January 29, 2008, WOM’s transfer agent distributed the Net Proceeds to the WOM Shareholders. (See “Subsequent Event”)

For further information about the Bansbach Litigation, see the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007.

E.           SUBSEQUENT EVENT.

The Settlement required the defendants other than WOM to deliver the Settlement Fund to Robinson Brog Leinwand Greene Genovese & Gluck P.C. to be held in escrow for the benefit of the shareholders of WOM and  provided that within 60 days after the Effective Date WOM’s transfer agent would distribute the Net Proceeds to the holders of WOM’s Common Stock as reflected on the records of WOM’s transfer agent on the Effective Date on a pro rata basis according to the number of shares of WOM’s Common Stock held by each holder.  As November 30, 2007 was the Effective Date, the Net Proceeds were to be distributed by January 29, 2008.  (See “Legal Proceedings.”)

On January 29, 2008, WOM’s transfer agent distributed the Net Proceeds to the WOM Shareholders.

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

Our principal assets consist of our interests in the Bansbach Litigation which has been settled pursuant to the Stipulation. These contingent assets comprise Old Besicorp's interests in the Bansbach Litigation that Besicorp received from Old Besicorp as a result of the Prior Merger Order. We believe that these contingent assets generally consist of any recovery to which Old Besicorp would be entitled as a result of the resolution of the Bansbach Litigation. Because we are not engaged in any business activity, these assets are our only possible source of revenues.   Because (i) WOM has never conducted any business, (ii) WOM’s sole purpose of existence has been to permit the maintenance of the Bansbach Litigation and (iii) the Stipulation requires the distribution of the Net Proceeds to WOM’s shareholders, WOM will not record the Settlement Fund on the financial statements of the Company and should not be subject to corporate tax on the Settlement Fund.

Liquidity and Capital Resources and Off Balance Sheet Arrangements

As of December 31, 2007 we had cash of $54, which represented our initial capitalization less bank charges.  However, the parties to the Escrow Agreement, which was executed in connection with the Prior Plan of Merger, have agreed (i) to permit us to receive up to $35,000 (the “Annual Expenses”) annually in reimbursements from the Escrow Fund to cover our reasonable expenses in connection with maintaining our existence, complying with the Exchange Act and such other matters as may be reasonably necessary to permit the Bansbach Litigation to continue and (ii) WOM Litigation Costs (i.e. our costs and expenses relating to (a) the Bansbach Litigation, (b) litigation arising out of or relating to the Bansbach Litigation, (c) the Spin-Off and (d) our existence). Therefore, the Escrow Fund is not a source of funds to the extent we need more than $35,000 in any year (except for WOM Litigation Costs which do not have a maximum amount).

At December 31, 2007, the cash balance of the Escrow Fund was approximately $2.2 million.

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

February 13, 2008

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

Dated: February 13, 2008

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

Dated: February 13, 2008

/s/ Michael L. Vizzie
Michael L. Vizzie

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WOM, Inc. (the “Company”) on Form 10-QSB for the quarter ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Frederic M. Zinn, the principal executive officer and Michael L. Vizzie, principal financial officer, certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 13, 2008

/s/ Frederic M. Zinn
Frederic M. Zinn

/s/ Michael L. Vizzie
Michael L. Vizzie